Form 10-K
period 2013-12-31
Sizmek Inc.
filed 2014-03-14
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36219

Sizmek Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	37-1744624 (I.R.S. Employer Identification No.)
750 West John Carpenter Freeway, Suite 401 Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

(972) 581-1977
Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

         Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2013, the registrant's common stock was not publicly traded. As of March 12, 2014, there were 30,454,875 shares of the registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         None

SIZMEK INC.

Cautionary Note Regarding Forward-Looking Statements

        The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute "forward-looking statements."

        Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

  •
  our ability to further identify, develop and achieve commercial success for new online products;

  •
  delays in product offerings;

  •
  the development and pricing of competing online services and products;

  •
  consolidation of the digital industry and of digital advertising networks;

  •
  slower than expected development of the digital advertising market;

  •
  our ability to protect our proprietary technologies;

  •
  integrating our acquisitions with our operations, systems, personnel and technologies;

  •
  security threats to our computer networks;

  •
  operating in a variety of foreign jurisdictions;

  •
  fluctuations in currency exchange rates;

  •
  adaption to new, changing, and competitive technologies;

  •
  potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

  •
  our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

  •
  other factors discussed elsewhere herein under the heading "Risk Factors."

        In particular, information included under the sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements.

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained herein might not occur. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law. All subsequent forward-looking statements attributable to management or to any person authorized to act on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

SIZMEK INC.
PART I

ITEM 1.    BUSINESS

Overview

        Sizmek Inc. ("Sizmek" the "Company," "we," "us," "our" and "our company"), a Delaware corporation formed in 2013, is a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Sizmek helps advertisers, agencies and publishers engage with consumers across multiple online media channels while delivering efficient, impactful and measurable ad campaigns. Our end-to-end technology and high quality service help advertisers overcome the fragmentation in the market and drive optimal results for their advertising campaigns.

        Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution platform. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of the common stock of DG, par value $0.001 per share ("DG Common Stock"). Immediately following the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and all of the outstanding shares of DG Common Stock were converted into the right to receive $3.00 per share, and DG became a wholly owned subsidiary of Extreme Reach. Prior to the Spin-Off, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash and working capital from its television segment, and certain other corporate assets pursuant to a separation and redemption agreement and related documents, and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, publicly-traded company in one industry segment, the online advertising segment, providing global businesses with online advertising delivery and optimization services.

Background and Business Model

        The customers we serve comprise three groups. First, publishers like MSN or Yahoo that own online media content (for example a web page or a mobile app) attract end users to interact with their content (most typically for free) and are paid by advertisers to reach those end users through advertising that is placed within or next to the content. The standard advertising unit sold to an advertiser is known as an advertising impression. A single advertising impression represents a single advertisement that is served on a webpage or in an app. Second, advertisers like Unilever or Nike pay publishers for advertising impressions to reach and interact with their target end users who visit the publishers' media properties. Finally, agencies such as Mediacom or Mindshare are paid by advertisers to develop the media plan to execute their advertising campaigns. Advertisers ultimately are paid by end users or consumers who pay to consume the products or services provided by the advertiser.

        The ability to execute advertising campaigns in a timely and scalable manner is a crucial requirement for our customers. Our technology empowers advertisers and agencies to deliver their creative assets to broad audiences, ensure consistent quality of the consumer experience, and utilize our data for rigorous analysis and optimization. We focus on online media advertising, including display, video, mobile, social and connected TV channels.

        Our online campaign management platform, Sizmek MDX (formerly known as the MediaMind platform), helps advertisers, agencies and publishers simplify the complexities of managing their advertising budgets across multiple online media channels and formats, such as desktop, mobile, rich media, social media, in-stream video, interactive video, display and search. The Sizmek MDX platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of online media campaigns. Our solutions are delivered through a scalable technology platform that allows delivery of sophisticated, global online media advertising campaigns, as well as smaller, more targeted campaigns.

        We generally do not enter into long term contracts with our customers. We provide customers with a rate card, which is a menu of the services we provide through our platform in connection with delivery of ads for their campaign. The variety of services we offer are available to all customers; however, an individual customer's rate can vary based on a number of factors. The rates for our services will also vary based on the ad format.

        All revenue transactions are supported by an insertion order, which includes the customer's rate per impression served, the start and end date of the campaign, and usually the maximum number of impressions to be served. We generate revenue based on the number of times we serve the customer's ad during the campaign.

        We generally remain free to change our rate card for particular customers at any time, but any change to our pricing applies to future campaigns and orders after we have advised the customer of the changes. We tend to review our pricing annually, and sometimes more frequently, depending upon a customer's usage and other circumstances. A customer's campaign typically runs three to six weeks for a particular ad. Customers are generally not obligated to run a particular number of campaigns or volume of deliveries through our platform, but we remain in touch with customers on a regular basis to encourage them to choose our platform and the delivery services we offer each time they develop new ads and commence new campaigns. We generally have no further service obligations to the customer after the campaign has ended.

        Our customers rely on us to accurately count the number of advertising impressions delivered and the engagement or interaction with those ads including click-throughs. While we are typically paid on the number of advertisements served, rather than the click-throughs on those advertisements, fraudulent clicks caused by bots and other non-human activity can cause an artificial increase in the performance of the advertisements we serve which would be misleading to our customers and ultimately harm our reputation as a platform that accurately measures campaign delivery and performance. Accordingly, we employ sophisticated detection mechanisms to weed out fraud.

        Measured by the number of advertising impressions served and the number of countries in which we serve customers, we are the largest provider of integrated campaign management solutions not owned by, or affiliated with, a particular publisher, agency or agency group, or advertising network. Our focus is connecting advertisers to audiences across the full spectrum of available online media channels and formats, therefore optimizing the audience for a specific campaign rather than a particular media or channel. We believe our data-neutral position is a key strategic differentiator for our customers. Our positioning eliminates potential conflicts with advertisers since we do not own any advertising inventory, allowing us to provide unbiased insight and analysis into our customers' campaigns and strategies and ensuring our customers' proprietary data remains protected.

Industry Background and Strategy

        Online advertisers are often challenged by fragmentation in audience base, creative formats and ad campaign delivery. The growing availability of media online and the proliferation of emerging online media formats and channels, such as mobile devices, tablets, social networks and other forms of user-generated media, has led to an increasingly fragmented audience base. The diversity of online media options available to consumers results in advertising inventory with multiple formats, delivery specifications, metrics and targeting capabilities. Advertisers must also navigate through decentralized workflow processes involving numerous constituencies to deliver an effective campaign.

        Sizmek's focus is guiding advertisers and publishers through this complex and fragmented online landscape by providing products and services to help advertisers reach, engage and optimize their desired audience for each particular campaign.

        Reach.    Sizmek's integrated platform simplifies the complexities of managing online media advertising campaigns across multiple websites, advertising formats and channels and allows customers to manage varying publisher-imposed creative content restrictions. Our open architecture technology enables advertisers to reach audiences on many device types through the placement of ads in multiple formats on numerous channels including desktop, mobile, tablet and social, and is also designed to accommodate new and emerging online media channels such as connected TVs.

        Engage.    Since its incorporation, Sizmek's Flash and now HTML5 based authoring environments have helped advertisers and publishers create innovative and scalable formats for rich media, in-stream video, standard banners and emerging media capabilities. These capabilities include interactive video and synced media that enable advertisers to interact with their target audience more effectively and yield higher engagement, performance and recall rates among consumers.

        Optimize.    Our platform and services are designed to help our customers deliver the most effective campaigns through data driven real-time targeting and creative optimization. This allows advertisers to reach specific consumer segments by assigning the best performing and most relevant creative advertisements throughout the campaign. Through our analytics capabilities, we offer advertisers the ability to target specific content categories through real-time exchange and/or programmatic bought inventory, offering cookie-less contextual targeting for greater efficiency and protection from unsafe content.

        The future of online advertising and our business is data driven. In order to enhance the overall effectiveness of their online campaigns and determine the optimal allocation of their advertising budgets, advertisers need to integrate, compare and analyze campaign performance data from multiple sources. The Sizmek MDX platform provides actionable, comprehensive advertising performance statistics with numerous metrics, such as reach, frequency, dwell rate, interaction time, and ad viewability, as well as key metrics that verify whether the ads were delivered to the appropriate audience, devices and geographies. As the industry continues to adopt programmatic buying, and as users connect with brands using more than one device, our ability to collect and process multi-channel data and seamlessly execute on that data is critical to our strategy. Today we rely upon 3rd party cookies to measure ad delivery. However cookies are increasingly being blocked by certain browsers and browser plug-ins as well as being poorly accepted on mobile devices which create limitations for measuring ad delivery. We are well positioned in data mining and data matching (both online and offline) which are both key to next generation solutions for statistical user identification which will increasingly be used to power our targeting infrastructure and measurement capabilities and replace cookies.

        Moving forward, our key strategic initiatives include:

  •
  enhancing our HTML5 and cross device capabilities to ensure our formats work and we can measure delivery across all devices (including devices that don't support cookies) and channels (including programmatic bought inventory and exchange bought inventory);

  •
  developing our data collection and processing infrastructure for targeting and multi-touch attribution;

  •
  increasing the compatibility between the Sizmek MDX platform and other companies in the advertising ecosystem to improve workflows and syndicate more data; and

  •
  extending our global platform and service capabilities into emerging markets.

Service Offerings

        Online ad serving technologies can be broken into three categories: distribution technologies that deliver the creative content to the user, analysis technologies that provide reports to advertisers and agencies about their campaigns, and logic technologies that bring all of these functions together and control the process.

        Distribution technologies are outsourced to Content Distribution Networks (CDN). These are third party service providers who operate large numbers of servers that are deployed around the world and are collocated on many different middle mile and last mile networks to provide low latency connections with fast response times for end users. The first step in the distribution flow is determining which server or collection of servers should be used to serve the ad for each individual request. This function is also provided by the third party CDNs by means of global load balancers or other routing mechanisms developed by each CDN and sometimes proprietary to that CDN. Once this decision is made, the user's request is routed to the specific server and that server responds by delivering the ad, including the creative and interactive elements. We have contracts with multiple CDNs to provide high performance service in multiple regions globally.

        Analysis technologies are built and operated by us. Analysis starts with data gathering followed by processing that data into many different types of reports. Data can be gathered by collecting logs from logic servers and CDNs and by automated browsing of large numbers of websites. Logs collected from logic servers include information about the specific ad served, the user's environment, and any interactions that may have happened during the ad impression. Automated browsing involves sending massive numbers of queries to sites all over the web and capturing the information, textual content, and meta data that comprise that site. All of these data points are collected in central data centers and processed together to produce reports and actionable data feeds. Reports include campaign metrics like reach and frequency, user metrics like tracking and conversion rates, and ad metrics like performance and impact of specific creative. Actionable data feeds include contextual website classifications, cookie level data, and impression data that can be used by advertisers and agencies to tune their campaigns and verify their media purchases. These central data centers are large scale data processing facilities that can handle billions and tens of billions of data points each day. They include licensed and internally developed proprietary software running on hundreds of servers racked into processing nodes. Reports and data feeds are the end result of the ad serving process and are critical in linking our services to third party services also contracted by the client, and to the client's own internal systems used for campaign planning and execution.

        Logic technologies are the heart of the ad serving process. They start with content management including ingestion and layout of the actual creative and end with the serving of the impression including the tracking mechanisms for interactions and conversions. Many different servers and software modules including licensed and internally developed proprietary modules are involved in the process. These modules allow the customers and campaign managers to upload the ads, create specific layouts for static or dynamic visual presentation, set up the campaigns which include the windows of time during which the ads will be shown and the sites on which the ads will be shown or bidding platforms on which the site inventory will be purchased, the trafficking of the ads to the sites, the specific tags which will be delivered with the ads and enable the collection of data by us, the client, or third parties, and the serving of that logic to the end user which begins the process of delivering the actual ad. The largest physical component of this system is the logic servers, which are comprised of over a hundred servers distributed in multiple data centers globally. The logic servers also coordinate the integration of the client's technical systems or third party technical systems which the client has contracted. This is accomplished through the integration of third party tags which cause the user's browser to report directly to a third party system and through the coordination and synchronization of unique data elements like 3rd party browser cookies.

        Our online campaign management product and service offerings span the lifecycle of an advertising campaign, including:

        Planning and Buying.    Our planning product, known as Smart Planning, allows advertisers to use previously accumulated data about the advertising activities of the specific brand or other brands in the same industry in planning and buying media for new campaigns. In addition, Smart Planning enables advertisers to research optimal media inventory for a particular company, provides advertisers with relevant historic performance and cost data across different publishers and automates the workflow for negotiating and buying online media from publishers. In summary, Smart Planning offers a research tool for planning media and an automated workflow for negotiating and buying media.

        Creative Management.    We provide creative designers and producers with the tools and services to manage a campaign's creative development lifecycle, from initial design, to inclusion of interactive features, to adaptation for analytics and ad insertion, and finally, to integration with campaign management and ad serving processes. Our authoring environments include Flash and HTML5 based capabilities that support devices and permit custom designs as well as ready-made templates.

        The formats, channels and advertising functionalities supported by our online campaign management platform, include:

  •
  Rich Media Advertising.  Rich media advertising typically includes more extensive graphics, animation and interactivity, and in some cases, audio and video within the advertisement.

  •
  Video Advertising.  Video advertising includes in-stream video formats displayed within or alongside video content on a publisher website, as well as in-banner video formats displayed within rich media banners.

  •
  Standard Display Advertising.  A low-cost, high-volume marketing tool, standard display represents the majority of banners viewed online.

  •
  Social.  Our social rich media posts are fully shareable in their interactive form across Facebook, Twitter and other social networks—directly connecting brands with users via rich media formats that perform and engage across all screens.

  •
  Synched Advertising.  We offer the ability to synchronize the delivery of an online ad to a tablet or a phone to the delivery of a TV ad.

  •
  Search Engine Advertising.  Our search engine advertising product analyzes the performance of search engine marketing campaigns along with display campaigns by the same advertisers and enables cross-channel measurement and attribution.

  •
  Mobile Advertising.  Our mobile advertising product provides our customers with the ability to manage mobile ad campaigns with all the benefits of third-party ad serving through the Sizmek MDX platform.

        Campaign Management.    Our customizable and integrated global campaign management platform enable seamless delivery of advertisements to the target audience through one end to end platform:

  •
  Ad serving.  Our platform transmits ad content into ad insertions on publisher websites, offering one workflow for all channels and formats.

  •
  Targeting.  Our tools enable our customers to deliver tailored messages to a specific consumer segment. Targeting options include device type, device brand, geography, domain, day and/or hour, keywords, content context and behavior.

  •
  Optimization.  We offer several tools that enable our customers to test ad performance on defined groups of consumers and adjust campaigns to show the audience the best performing ad variation in real-time. We offer optimization capabilities for improving ad relevancy by dynamically changing ad messaging in real-time. Our dynamic creative optimization solution automates ad personalization and dynamic updating of advertisement messaging.

        Analytics and Monitoring.    Our campaign management platform enables clear and comprehensive monitoring and reporting of campaign execution, delivery and performance in multi-channel campaigns for our customers to achieve campaign optimization and insights through attribution. For example, our verification suite verifies the brand safety, content and viewability attributes of campaigns. Data is made available to our customers in a wide variety of analytical tools and data delivery methods, including near real-time dashboards, robust reporting interfaces and granular data feeds.

        Peer 39 Data.    Peer 39 is a provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer 39's data attributes are critical to Real Time Bidding (RTB). Peer 39 analyzes pages across multiple supply sources and surfaces page level attributes across four channels: Quality, Safety, Category, and any format, with a focus on display and video. This enables buyers to make bidding and buying decisions based on Peer 39 page level attributes, aligning page environment with the brand, product or creative message defined by the advertisers.

        Trading services.    We offer a service for buying display media across multiple ad exchanges in a real-time bidding process. This is the only part of our business where we buy advertising impressions on behalf of our customers.

        Customized Services.    We offer our customers a range of optional customized professional services based on their specific needs. These services include:

  •
  Trafficking.  We provide access to a team of client service managers to oversee the set-up of the individual placements within a media plan such as which creative assets will be delivered to each website.

  •
  Creative production.  We provide access to a team of designers, creative developers and producers to build Flash and HTML5 mocks/ads.

  •
  Quality assurance.  We provide access to a team of software engineers to develop test plans and manage the quality assurance process for campaign executions.

  •
  Research, analysis and custom reporting.  We provide access to research analysts to produce custom reports, analysis and recommendations.

  •
  Data integration.  We provide access to sales engineers and developers to integrate data through custom data feeds and application programming interfaces.

        Customer Support.    Our customer support program assists our customers in the use of our services and identifies, analyzes and solves problems with our products and solutions. Our customer support group is available to customers by telephone, e-mail or through our website 24 hours per day, seven days per week. We offer specialized support for our different customer types—media, creative and publisher. Our support organization combines customer-facing local account managers with a global support desk that handles all technical service aspects.

Markets and Customers

        Our largest customer group consists of advertisers and their agency partners seeking to enhance planning, delivery, measurement and optimization of their online media campaigns who need an integrated campaign management platform with robust functionality and scalability. Advertisers benefit from improved advertising returns due to increased reach, impact, relevancy and measurement of their online campaigns across a variety of channels and formats; advertising agencies benefit from an integrated campaign management platform that simplifies the complexity of online media advertising and enables them to focus on delivering data driven insights.

        We also work with some of the world's leading publishers seeking to provide advertisers with innovative opportunities to reach audiences at scale. Publishers benefit from our multi-channel campaign management capabilities, creative support, our data driven products for targeting, analytics and dynamic creative optimization and our service layer for quality assurance and ad operations support.

        We are typically hired and paid by a media agency to manage the online campaign and coordinate with the media agency, the creative agency and the publishers to deliver the ad. In some situations, publishers, advertisers, or other constituents decide to retain us. For instance, publishers may opt to pay our fees and bundle them with the media fees that they charge to the agency and advertiser.

        We provide services to a diversified base of customers consisting of a great majority of the online advertising industry in all key markets. In 2013, we served:

  •
  approximately 5,000 media agencies and creative agencies worldwide, including Mediacom, Mindshare, Universal McCann, ZenithOptimedia, OMD, Zed Media, MEC and Media Contacts;

  •
  over 20,000 global web publishers who are MediaMind-enabled, including Yahoo!, MSN, Google, AOL and ESPN; and

  •
  approximately 14,000 brand advertisers in every major product vertical, including Nike, Sony, Toyota, Volkswagen, H&M, McDonalds, Vodafone and MasterCard.

        Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

Sales, Marketing, Customer Service and R&D

        We aim to grow our market share by expanding existing relationships with advertisers, advertising agencies and publishers. We further aim to access additional advertising budgets by establishing new agency relationships and creating partnerships with global advertising agency holding companies, leading online media publishers and technology companies, and increasing our global footprint by expanding into new geographic markets.

        Sales.    We sell our offerings primarily through a direct sales force or through third-party selling agents that employ a direct sales force. Our sales organization consists of local sales teams, including sales managers and sales engineers, who cover agencies and advertisers in an effort to increase their awareness and utilization of our solutions and services.

        In 2013, we delivered campaigns in 72 countries. Our sales and services organization is globally organized and our offices and partners are coordinated and supported through four regional offices covering North America, EMEA, Asia Pacific, and Latin America. We believe this is an important advantage that allows us to offer global advertisers a consistent pan-regional service.

        We sell directly in countries including Argentina, Australia, Austria, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, Japan, Mexico, New Zealand, Norway, Portugal, Spain, Sweden, Taiwan, the United Kingdom, the United States and Venezuela.

        We sell through local third-party selling agents in countries and regions that include Belgium, Dubai, Greece, Hong Kong, India, Indonesia, Israel, Korea, Malaysia, the Netherlands, Pakistan, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Thailand and Turkey. We typically maintain a long-term, strategic relationship with our local selling agents. Our agreements are typically at least one year in term, with automatic renewals in most cases, unless one party provides the other with prior written notice or if we and the local selling agent are unable to agree upon sales targets. The agreements generally provide our agents with the exclusive right to promote us in a certain region and are generally terminable only for cause or if the local selling agent does not meet the agreed upon sales targets. We also agree as to provisions regarding non-competition, non-disclosure and the protection of our intellectual property.

        Marketing.    Our marketing efforts are focused on enhancing the corporate brand, thought leadership research, lead generation, sales support and product marketing. We support these objectives through public relations, industry events, road shows, conferences, advertising, social media, web sites, blogs and research publications.

        Business Development.    Our business development team supports our sales efforts by developing strategic relationships with agency holding groups, key publishers and media companies, as well as technology partners.

        Customer Service.    Our client services organization assumes responsibility and account management for active relationships with clients and handles management of campaigns and the ongoing adoption of our solutions. The client services organization includes specialist representatives for our different categories of clients, including media agencies, creative agencies and publishers.

        Research & Development.    Our R&D team is responsible for the underlying architecture of the Sizmek MDX platform ensuring we provide market leading scale and the ability to integrate in an open manner with many of our partners. In addition, they are responsible for building out the products and service offerings that form the full extent of the MediaMind campaign management platform. As part of a thorough innovation exercise, they also test and evaluate new technologies that could speed up and strengthen our overall platform offering.

Competition

        The online markets in which we operate are rapidly evolving, highly fragmented and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for online advertising services and tools are existing strategic relationships with customers and vendors globally, ease-of- use, integration and customization, innovation, technology, quality and breadth of service, including local language support, data analysis, price and independence.

        With respect to these significant competitive factors, we believe that our solutions and services are better than those of our competitors in the areas of ease-of-use, integration and customization, innovation, technology, quality and breadth of service (including local support), data analysis and independence. For example, we offer near real-time monitoring capabilities and additional unique custom analytics tools that allow us to measure various levels of users' engagement and brand awareness. We have an advantage that many of our competitors lack because our technology platform is accepted and supported by thousands of publishers worldwide, including the major portals, and we are able to customize our services and solutions to meet our customers' specific competitive needs. In addition, we believe that our integrated platform is a significant advantage when compared to some of our competitors who only offer point solutions.

        We compete against other integrated campaign management and ad serving providers, stand-alone rich media companies, and channel-specific niche providers. Our main competitors in the campaign management and ad serving category are DoubleClick (which was acquired by Google in March 2008), Atlas (which was acquired by Facebook from Microsoft in April 2013), and MediaPlex, a division of ValueClick. Our main competitors for stand-alone video ad serving are Vindico and Innovid. Our main competitors in the stand-alone rich media category are niche players, such as PointRoll (which is owned by Gannett) and FlashTalking. Our main competitors in data and analytics include Integral Ad Sciences and DoubleVerify for verification.

 Intellectual Property and Proprietary Rights

        Our intellectual property rights are important to our business. We believe that the complexity of our products and the know-how incorporated in them make it difficult to copy them or replicate their features. We rely on a combination of confidentiality clauses, copyrights, patents and trademarks to protect our intellectual property and know-how.

        To protect our know-how and trade secrets, we customarily require our employees, customers and third-party collaborators to execute confidentiality agreements or otherwise agree to keep our proprietary information confidential when their relationship with us begins. Typically, our employment contracts also include clauses requiring our employees to assign to us all inventions and intellectual property rights they develop in the course of their employment and agree not to disclose our confidential information. Because software is stored electronically and thus is highly portable, we attempt to reduce the portability of our software by physically protecting our servers through the use of closed networks and physical security systems that prevent external access. We also seek to minimize disclosure of our source code to customers or other third parties.

        The online advertising industry is characterized by ongoing product changes resulting from new technological developments, performance improvements and decreasing costs. We believe that our future growth depends, to a large extent, on our ability to profoundly understand our clients and their needs and to be an innovator in the development and application of technology. As we develop next generation products, we intend to continue to pursue patent and other intellectual property rights protection, when practical, for our core technologies. As we continue to move into new markets, we will evaluate how best to protect our technologies in those markets.

        As of December 31, 2013, we had 45 issued U.S. patents with expiration dates ranging from March 2016 to May 2032 and 20 pending U.S. patent applications. We also had eleven registered international patents and four pending international patent applications. We cannot be certain that patents will be issued as a result of the patent applications we have filed. We also had 22 U.S. and 21 international trademark registrations and five international trademark applications.

Available Information

        We file quarterly and annual reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act").

        The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We also make available free of charge through our website (www.sizmek.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

        As of December 31, 2013 we had a total of 835 employees, including 217 in research and development, 188 in sales and marketing, 361 in operations, and 69 in headquarters, finance and administration; 274 of these employees are located in the United States, 245 are located in Israel, and 316 are located in other countries. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and other information in this Annual Report on Form 10-K when considering an investment in our common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The risk factors generally have been separated into groups: risks related to our industry and the markets we serve, risks related specifically to our business and operations, risks related to our capital structure, risks concerning law, regulation and policy that affect our business, risks related to our spin-off from DG, and risks concerning our common stock.

Risks Related to Our Industry and the Markets We Serve

The industry is in a state of rapid technological change and we may not be able to keep up with that pace.

        The advertisement distribution and management industry is characterized by extremely rapid technological change, frequent new products and service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations and cash flows will be harmed.

        The online advertising industry has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter in a new and rapidly evolving market. We may not be able to successfully address new risks and difficulties as they arise, which could have a material adverse effect on our business, financial condition and results of operations.

Our industry has been adversely affected by continued economic challenges and uncertainty in the United States, Europe and throughout the world.

        Demand for online campaign management solutions and services to advertising agencies and advertisers tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. Following the recent negative developments in the world economy, spending on traditional broadcast advertising has been adversely affected and several agency and analyst organizations now predict that the growth in online advertising may be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given quarterly or annual period.

Seasonality, cyclicality and discretionary spending in buying patterns also makes forecasting difficult and can result in widely fluctuating quarterly results.

        Historically, the industry has experienced the lowest sales in the first quarter and the highest sales in the fourth quarter, with the second quarter being slightly stronger than the third quarter. Fourth quarter sales tend to be the highest due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. Nevertheless, in any single period, product and service revenues and delivery costs are subject to significant variation based on changes in the volume and mix of deliveries performed during such period. In addition, we have historically operated with little or no backlog. The absence of backlog and fluctuations in revenues and costs due to seasonality increases the difficulty of predicting our operating results.

The markets in which we operate are highly competitive and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

        Competition within the markets for media distribution is intense. We face formidable competition from other companies that provide solutions and services similar to ours. Currently, our primary competitors are DoubleClick (a subsidiary of Google) and Atlas (a subsidiary of Facebook). In April 2013, the Atlas platform was acquired from Microsoft. Atlas offers solutions and services similar to ours and competes directly with us. We expect that Atlas will have the benefit of substantial financial resources, though it is unclear whether such resources will be focused on agency side campaign management products and capabilities to support the needs of advertisers wanting to advertise across multiple publishers and, thus, increase its ability to compete with us.

        There are other platform companies and demand side platform companies that offer advertisement services that could potentially expand their capabilities to include rich media, online video, verification and viewability in competition with us. Other competitors exist in niches in which we operate, such as rich media, online video, verification, viewability and social media.

        We believe that our ability to compete successfully with all of our service offerings depends on a number of factors, both within and outside of our control, including: (i) the price, quality and performance of our products and those of our competitors; (ii) the timing and success of new product introductions; (iii) the emergence of new technologies; (iv) the number and nature of our competitors in a given market; (v) the protection of our intellectual property rights; and (vi) general market and economic conditions. In addition, the assertion of intellectual property rights by others factor into the ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

        The unilateral actions of certain browser companies that are owned by media companies combined with growing usage of mobile devices is likely to put more pressure on the relevance of the kind of 3rd party cookies that we currently use for targeting and measurement. Consumer technology companies like Google, Amazon, Facebook, Microsoft and Yahoo on the other hand with direct relationships with consumers have access to user log-in data that will allow them to target audiences and measure campaigns, which may provide them with a competitive advantage. We see data mining and data matching (both online and offline) as two keys to the next generation solutions for statistical user identification which will be used to augment 3rd party cookies, and we are well positioned to establish solutions of these types given our strengths in large scale data management and our global scale. In addition we are currently engaged in certain collaborative industry initiatives with the goal of providing a cookie alternative as well as testing certain third party technologies with whom we might partner.

        In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, and several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. Through our open approach to technology partnerships, we have created cooperative relationships with a number of players in the market such as demand side platforms and search engine management. In addition, we have also integrated with businesses (e.g., MediaOcean) involved in planning and buying tools. Our integration allows a user to create a media plan in a different platform and push the plan into the Sizmek MDX platform. Our strategy is to offer our customers differentiated and valued added workflows while offering choice through an openness to connecting to other technologies. Notwithstanding our own efforts, this growing trend of cooperative relationships and consolidation within our industry may create a great number of powerful and aggressive competitors that may engage in more extensive research and development, undertake more far-reaching marketing campaigns and/or make more attractive offers to existing and potential employees and customers than we are able to. They may also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues. We cannot assure you that we will be able to compete successfully with our existing or future competitors. If we fail to withstand competitive pressures and compete successfully, our business, financial condition and results of operations could be materially adversely affected.

Consolidation in the industry in which we operate could lead to increased competition and loss of customers.

        The Internet industry (and online advertising in particular) has experienced substantial consolidation. We expect this consolidation to continue. This consolidation could adversely affect our business and results of operations in a number of ways, including the following:

  •
  our customers could acquire or be acquired by our competitors and terminate their relationship with us;

  •
  our customers could merge with each other, which could reduce our ability to negotiate favorable terms; and

  •
  competitors could improve their competitive position through strategic acquisitions.

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements and to collect campaign data and could lead to a loss of significant online customers.

        The growing trend of consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of a small number of large companies, such as Google, Facebook and, most recently, Apple, with the announcement of its iAd platform for placing ads on Apple's applications, could harm our business. We are currently able to serve, track and manage advertisements for our customers in a variety of networks and websites, which is a major benefit to our customers' overall campaign management. Concentration of advertising networks could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, if they develop ad placement systems that are incompatible with our ad serving systems or if they use their market power to force their customers to use certain vendors on their networks or websites. These networks or websites could also prohibit or limit our aggregation of advertising campaign data if they use technology that is not compatible with our technology. In addition, concentration of desirable advertising space in a small number of networks and websites could result in competitive pricing pressures and diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Additionally, major publishers can terminate our ability to serve advertisements on their properties on short notice. If we are no longer able to serve, track and manage advertisements on a variety of networks and websites, our ability to service campaigns effectively and aggregate useful campaign data for our customers will be limited.

The Internet advertising or marketing market may deteriorate, or develop more slowly than expected, which could have a material adverse effect on our business, financial condition or results of operations.

        The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain. If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. The future success of our business is dependent on an increase in the use of the Internet, the commitment of advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers' implementation of advertising campaigns and the willingness of current or potential customers to outsource their Internet advertising and marketing needs. If our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized. Broad adoption of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict.

Internet security poses risks to our entire business.

        The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Operations

Our business may not grow if the Internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

        We generate revenue by providing interactive marketing solutions to advertisers, ad agencies and web publishers. The profit potential for this business model is uncertain. For our business to be successful, Internet advertising will need to achieve increasing market acceptance by advertisers, ad agencies and web publishers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

        Intensive marketing and sales efforts are necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Advertisers could be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Acceptance of our Internet advertising solutions will depend on the continued emergence of Internet commerce, communication, and advertising, and demand for our solutions.

Our business may be harmed if we are not able to protect our intellectual property rights from third-party challenges or if the intellectual property we use or business operations in which we engage infringes upon the proprietary rights of third parties.

        The steps taken to protect our proprietary information may not prevent misappropriation of such information, and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. We consider our trademarks, copyrights, advertising and promotion design and artwork to be of value and important to our business. We rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights. We generally enter into confidentiality or license agreements with our distributors and customers and limit access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

        The technology services sector within advertising and marketing contains a large and ever growing number of new and existing technology providers with potentially overlapping intellectual property claims. We cannot assure you that our intellectual property or business operations do not infringe on the proprietary rights of third parties. While we believe that our trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we may still receive future communications from third parties asserting that we are infringing, or may be infringing, on the proprietary rights of third parties. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management attention. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business, or, if obtainable, such licenses may not be available on commercially reasonable terms, either of which could prevent our ability to operate our business.

If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially adversely affected.

        We have experienced, and continue to experience, growth in our operations and headcount, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our solutions and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve, among other things:

  •
  our information and communication systems, to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of customers;

  •
  our systems of internal controls, to ensure timely and accurate reporting of all of our operations;

  •
  our documentation of our information technology systems and our business processes for our advertising and billing systems; and

  •
  our information technology infrastructure, to maintain the effectiveness of our systems.

        In order to enhance and improve these systems, we will be required to make significant capital expenditures and allocate valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make additional expenditures to address these issues, which could materially adversely affect our business, financial condition and results of operations.

We depend on key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

        Our future success will depend, to a significant extent, upon the services of our executive team. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business.

        Our future success will also depend upon our ability to attract and retain highly qualified management, sales, operations, information technology and marketing personnel. There is, and will continue to be, intense competition for personnel with experience in the markets applicable to our products and services. Because of this intense competition, we may not be able to retain key personnel or attract, assimilate or retain other highly qualified technical and management personnel in the future. The inability to retain or to attract additional qualified personnel as needed could have a considerable impact on our business.

If we fail to detect click-through fraud or other invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer.

        We are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that are not intended by the user to link to the underlying content, or when a software program, known as a bot, spider, or crawler, intentionally simulates user activity causing impressions, ad engagements or clicks to be counted as real users. Such malicious software programs can run on single machines or on tens of thousands of machines, making them difficult to detect and filter. These types of fraudulent activities could harm our business and our brand. If fraudulent clicks are not detected, the data that our solutions provide to our customers will be inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. If advertisers become dissatisfied with our solutions, they may choose to do business with our competitors or reduce their spending on Internet advertising, which could have a material adverse effect on our business, financial condition and results of operations.

System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

        The performance and reliability of our computer network and phone systems infrastructure is critical to our operations. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our use of "open source" software could subject our technology to general release or require us to re-engineer our solutions, or subject us to litigation, which could harm our business.

        Our technology incorporates or is distributed with software or data licensed from third parties, including some software that incorporates so-called "open source" software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use, and that we offer our services that incorporate the open source software for no cost. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to our software, such use could inadvertently occur. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions. In the future, we could be required to seek licenses from third parties in order to continue offering some of our solutions, and these licenses may not be available on favorable terms, or at all. Alternatively, we may be forced to re-engineer some of our solutions or discontinue use of portions of the functionality provided by our solutions. In addition, the terms of open source licenses may require us to provide our solutions that use open source software to others on unfavorable terms. If a third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Defects or errors in our solutions may impair our customers' ability to deliver against their advertising campaign goals, which could damage our reputation and have a material adverse effect on our business.

        The technology underlying our solutions, including our own proprietary technology and third-party technology provided by our vendors, may contain material defects or errors that could adversely affect our ability to operate our business and cause significant harm to our reputation. These defects or errors, or other disruptions in service or other performance problems in our solutions, could result in the incomplete or inaccurate delivery of advertisements, including the inability of an advertisement format to render within a specific placement, in the wrong geographical location or in a context that the advertiser finds inappropriate or otherwise undesirable for its brand. If we experience any of the defects, errors or other problems described above, our reputation could suffer and our ability to retain existing customers and attract new business could be harmed. In addition, customers whose advertisements were placed in an incomplete or inaccurate manner or undesirable context could refuse to pay for such advertisements, demand refunds or future credits or initiate litigation against us, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we do not continue to innovate and provide high quality solutions and services, as well as increase our revenues from more traditional solutions and services, we may not remain competitive, and our business, financial condition or results of operations could be materially adversely affected.

        Our success depends on providing high quality solutions and services that make online campaign management easier and more efficient for our customers. Our competitors are constantly developing innovations in online advertising and campaign management, and therefore the prices that we charge for existing services and solutions generally decline over time. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and our existing solutions and services and introduce new high-quality solutions and services. If we are unable to predict user preferences or industry changes, or if we are unable to modify our solutions and services on a timely basis, and as a result are unable to provide quality solutions and services that run without complication or service interruptions, our customers may become dissatisfied and we may lose customers to our competitors and our reputation in the industry may suffer, making it difficult to attract new customers. Our operating results will also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market. As online advertising and campaign management technologies continue to develop, our competitors may be able to offer solutions that are, or that are perceived to be, substantially similar or better than those offered by us. Customers will not continue to do business with us if our solutions do not deliver advertisements in an appropriate and effective manner, if the advertiser's investment in advertising does not generate the desired results, or if our campaign management tools do not provide our customers with the help they need to manage their campaigns. If we are unable to meet these challenges or if we over-expend our resources in our research and development of new solutions and services, our business, financial condition and results of operations could be materially adversely affected. If we are unable to grow our market share in this area significantly, our revenue could decrease.

Our business depends on a strong brand reputation, and if we are not able to maintain and enhance our brand, our business, financial condition and results of operations could be materially adversely affected.

        We believe that maintaining and enhancing our brand is critical to expanding our base of customers and maintaining brand loyalty among customers, particularly in North America where brand perception can impact the competitive position in other markets worldwide, and that the importance of brand recognition will increase due to the growing number of competitors providing similar services and solutions. Our two key brands are MediaMind for campaign management and Peer 39 for brand safety and contextual targeting. Maintaining and enhancing our brand may require us to make substantial investments in research and development and in the marketing of our solutions and services, and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, financial condition and results of operations could be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality solutions and services, which we may not do successfully.

New advertisement blocking technologies could limit or block the delivery or display of advertisements by our solutions, which could undermine the viability of our business.

        Advertisement blocking technologies, such as "filter" software programs, that can limit or block the delivery or display of advertisements delivered through our solutions are currently available for Internet users and are continuing to be developed. If these technologies become widespread, the commercial viability of the current Internet advertisement model may be undermined. As a result, ad-blocking technology could, in the future, have a material adverse effect on our business, financial condition and results of operations.

More individuals are using non-personal computer devices to access the Internet, and browser companies may change some of their underlying functionality. Our solutions developed for these devices and browsers may not be widely deployed.

        The number of people who access the Internet through devices other than personal computers ("PCs"), including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. Many of these devices do not accept the cookies we currently use to target audiences and measure campaign performance and require a new approach. If we are unable to deliver our solutions and services to a substantial number of alternative device users or if we are slow to develop solutions and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market. Our failure to deliver our solutions and services to a substantial number of alternative device users, or failure to develop in a timely manner solutions and technologies that are more compatible with non-PC communications devices, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, some of the more popular browsers in use today have indicated that in the future, they may not accept or support the cookies we currently use to target audiences and measure campaign performance. Furthermore, the ability to provide attribution, tracking a user's activity through multiple ad, search, or site interactions across multiple devices requires the development of a single Cross Device ID. If we are unable to develop or license this type of technology, our services may be insufficient to meet the needs of our customers in the future.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased systems traffic and technology advances or changing business or regional privacy requirements.

        For our business to be successful, our network infrastructure must perform well and be reliable. We will need significantly more computing power as traffic within our systems increases and our solutions and services become more complex. As advertisers use more video, rich media and interactive ads, ad unit sizes increase substantially, causing greater load on our servers and increasing the cost of delivery. We expect to continue spending significant amounts to purchase or lease data centers and equipment, and to upgrade our technology and network infrastructure to handle increased Internet traffic and roll-out new solutions and services, many of which internal improvements were delayed during the recent financial crisis. This expansion will be expensive and complex and could result in inefficiencies or operational failures. The costs associated with these necessary adjustments to our network infrastructure could harm our operating results. In addition, cost increases, loss of traffic or failure to accommodate new technologies or changing business or regional privacy requirements associated with our network infrastructure could also have a material adverse effect on our business, financial condition and results of operations.

Problems with content delivery services, bandwidth providers, data centers or other third parties could harm our business, financial condition or results of operations.

        Our business relies significantly on third-party vendors, such as content delivery services, bandwidth providers and data centers. For example, we have entered into an agreement (as amended) to use a third-party, Akamai Technologies, Inc. ("Akamai"), to provide content delivery services to assist us in serving advertisements. We have committed to a minimum revenue amount to Akamai during the calendar year and to using Akamai for at least 75% of our delivery needs, excluding China, provided Akamai meets our service requirements. The term of our agreement with Akamai is until May 31, 2014. Akamai may terminate this agreement if we materially breach the agreement and such breach continues uncured for 30 days following Akamai's notice to us. If Akamai or other third-party vendors fail to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

        Additionally, any disruption in network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business operations. If our service is disrupted, we may lose revenues directly related to the impression that we fail to serve and we may be obligated to compensate clients for their loss. Our reputation may also suffer in the event of a disruption. Any financial or other difficulties our providers face may negatively impact our business and we are unable to predict the nature and extent of any such impact. We exercise very little control over these third- party vendors, which increases our vulnerability to problems with the services they provide. We license technologies from third-parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our customer relationships and materially adversely affect our brand reputation and our business, financial condition or results of operations and expose us to liabilities to third parties.

Our data centers are vulnerable to natural disasters, terrorism and system failures that could significantly harm our business operations and lead to client dissatisfaction.

        In delivering our solutions, we are dependent on the operation of our data centers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. In particular, two of our data centers, in Tokyo, Japan and Los Angeles, California, are located in areas with a high risk of major earthquakes and others are located in areas with a high risk of terrorist attacks, such as New York, New York. Our insurance policies have limited coverage in such cases and may not fully compensate us for any loss. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider's decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

        Our acquired businesses may expose us to significant unanticipated liabilities. These liabilities could include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, technology and intellectual property issues, including claims of infringement, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, results of operations and financial condition.

We may enter into, or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

        Our business strategy may include the acquisition of complementary businesses and product lines. Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies;

  •
  the potential disruption of our business;

  •
  the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

  •
  difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

  •
  the potential loss of key employees of acquired companies; and

  •
  the impairment of relationships with employees and customers as a result of changes in management and operational structure.

        Any acquired businesses and product lines may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel and technologies associated with an acquired business and/or product line may negatively affect our business and results of operation. We may dispose of any of our businesses or product lines in the event that we are unable to successfully integrate them, or in the event that management determines that any such business or product line is no longer in our strategic interests.

We are exposed to the risks of operating internationally.

        International operations are important to our future operations, growth and prospects. We have operations in numerous foreign countries and may continue to expand our operations internationally. Our international operations are subject to varying degrees of regulation in each of the jurisdictions in which services are provided. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various jurisdictions. In addition, expansion into new international markets requires additional management attention and resources in order to tailor our products, services and solutions to the unique aspects of each country.

        Some of the risks inherent in conducting business internationally include:

  •
  challenges caused by distance, language and cultural differences;

  •
  longer payment cycles in some countries;

  •
  legal and regulatory restrictions;

  •
  currency exchange rate fluctuations;

  •
  challenges to our transfer pricing arrangements;

  •
  foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

  •
  political and economic instability and export restrictions;

  •
  potentially adverse tax consequences; and

  •
  higher costs associated with doing business internationally.

        Any one or more of these factors could adversely affect our international operations.

We are exposed to risks relating to our location in Israel and conditions in Israel could adversely affect our business.

        Our business is subject to a number of risks and challenges that specifically relate to our Israeli operations, which includes our primary research and development facilities located in Herzliya, Israel. Accordingly, political, economic and military conditions in Israel could directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies. These restrictions may limit materially our ability to sell our products to companies in these countries. Any hostilities involving Israel, acts of terrorism, or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations and research and development and cause our revenues to decrease. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products.

        In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business and financial condition.

Our Israeli operations may be disrupted by the obligations of personnel to perform military service.

        As of December 31, 2013, we had 245 employees based in Israel. Our employees in Israel may be called upon to perform up to 36 days (and in some cases more) of annual military reserve duty until they reach the age of 45 (and in some cases, up to 49), and in emergency circumstances, could be called to active duty. In response to increased tension and hostilities, since September 2000 there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could materially adversely affect our operations, business and results of operations.

Market conditions or weak financial performance in our operations may make it difficult to obtain financing needed to make acquisitions necessary to grow our business or protect our existing lines of business.

        We have grown primarily through acquisition over the past several years. If we are unable to find sources of capital on favorable terms due to market conditions or weak financial performance in our operations, we may lose opportunities to expand our business through additional acquisitions, or to protect against erosion of revenue and margins in our existing businesses. If our stock price becomes weak or depressed, we could have difficulty using our stock as currency in acquisitions, or be forced to enter into dilutive transactions using our stock to consummate acquisitions necessary to our business strategy.

Risks Related to our Capital Structure

A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

        A substantial portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

        We have a substantial amount of goodwill recorded. Our goodwill was created in the acquisitions we completed over the past several years. If we are unable to generate sufficient cash flows in future periods from the businesses that we have acquired, and/or our market capitalization declines relative to our book value, we may be required to take an impairment charge against the balances reflected on our balance sheet that would result in a reduction to our operating results in the period in which we take the charge.

        Further, our market capitalization plus a reasonable control premium is an indicator of the total value of our company. If our market capitalization should fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts, it may result in us recording an impairment charge in the future.

The market price and trading volume of our common stock could be volatile, which could result in substantial losses for stockholders.

        Shares of our common stock are listed on the NASDAQ Global Select Market. The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. We cannot provide any assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

Our board of directors may issue, without stockholder approval, preferred stock with rights and preferences superior to those applicable to the common stock.

        Our Certificate of Incorporation includes a provision for the issuance of "blank check" preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to, or approval of, stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might result in a decrease in the price of the common stock.

Risks Related to Law, Regulation and Policy Affecting our Business

Uncertainty regarding a variety of United States and foreign laws may expose us to liability and adversely affect our ability to offer our solutions and services.

        The laws relating to the liability of providers of online services for activities of their customers and users are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both United States and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement or other theories based on the nature and content of the advertisements posted or the content generated by our customers. From time to time, we have received notices from individuals who do not want to be exposed to advertisements delivered by us on behalf of our customers. If one of these complaints results in liability to us, it could be costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise negatively affect the growth of our business.

        There is also uncertainty regarding the application to us of existing laws regulating or requiring licenses for certain advertisers' businesses, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our customers and post ads for various industries, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

        Several other federal laws could also expose us to liability and impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of the Act. In addition, the Children's Online Privacy Protection Act restricts the ability of online services to collect information from minors and the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Compliance with these laws and regulations is complex and any failure on our part to comply with these regulations may subject us to additional liabilities.

        We must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business and on our ability to offer our services or products in one or more countries, and could also materially affect our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, local operators, partners or agents will not violate our policies.

        Furthermore, it has been reported in the press that some regional regulatory bodies, including in the EU and Brazil, are considering drastic changes to regulations governing user tracking, measurement and profiling, as well as the definitions of Personally Identifiable Information. Such regulatory changes could have the effect of causing us to spend significantly more money to segregate data elements, to exit the measurement, tracking, and optimization business in specific regions, or even block us entirely from providing services in specific regions.

The Israeli tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our taxes, possibly with a retroactive effect.

        Some of our investments in Israeli facilities have been granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor. In addition, we have elected to treat some of our investments in Israeli facilities as a "Privileged Enterprise" under the Law for Encouragement of Capital Investments, 1959, or the Investment Law. Income that is attributable to an Approved Enterprise or Privileged Enterprise (if it meets the relevant qualification requirements of applicable law) is eligible for tax benefits under the Investment Law. The availability of the tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, filing certain reports with the Investment Center and complying with Israeli intellectual property laws.

        Generally, income attributed to the Approved Enterprise and Privileged Enterprise is exempt from tax for a certain period, or the Exemption Period, subject to certain conditions and limitations, and may qualify for a reduced corporate tax rate of 10% to 25% for additional limited periods after the Exemption Period, depending on, among other things, the percentage of foreign investment in a company and the location of its facilities. If we do not meet the relevant eligibility requirements for the tax benefits discussed above, these tax benefits may be cancelled (possibly with retroactive effect), and our Israeli taxable income would be subject to regular Israeli corporate tax rates. In addition, we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current Approved Enterprise and Privileged Enterprise programs receive may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, as we would be subject to regular Israeli corporate tax rates, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs. Finally, in the event of a distribution of a dividend from the above mentioned exempt income, the amount distributed will be subject to corporate tax at the rate applicable to the Approved Enterprise's and Privileged Enterprise's income during the Exemption Period absent exemption in addition to withholding tax. Distribution of dividends attributable to income that was not exempt as described above will be subject, in Israel, only to withholding tax.

Privacy concerns could lead to legislative and other limitations on our ability to collect user level data from Internet users, including limitations on our use of cookie or conversion tag technology and user profiling, which is crucial to our ability to provide our solutions and services to our customers.

        Our ability to conduct targeted advertising campaigns and compile data that we use to execute campaign strategies for our customers depends, in part, on the use of "cookies" and "conversion tags" to track Internet users and their online behavior, which allows us to create user profiles to deliver more relevant advertisements to users and to measure an advertising campaign's effectiveness. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. Our conversion tags are pieces of code placed on specific pages of our customers' or prospective customers' websites that record a specific action such as the completion of an online form or the check out on an ecommerce website. As a general matter we do not collect personally identifiable information on users. In certain services requested by our clients, the Sizmek MDX platform may utilize IP addresses for geo-targeting, click-fraud detection and for use in analytics. In terms of data retention, logs with raw user data are saved for 13 months as required by Interactive Advertising Bureau policy.

        We fully support industry and regulatory privacy initiatives that encourage transparency and choice for users in the Internet community. As such, we work to stay at the forefront of the rapidly evolving global privacy landscape and are committed to the Network Advertising Institute, Digital Advertising Alliance and European Interactive Digital Advertising Alliance self-regulatory programs for online behavioral advertising.

        Our privacy program is built upon the fair information privacy principles that form the basis for applicable laws and industry self-regulatory initiatives in the regions where we operate. Our program is managed by a multi-disciplinary team comprised of an executive sponsor that reports to the CEO along with representatives from across the business, including legal, product marketing, R&D and sales. This team monitors global privacy developments and creates organizational accountability for meeting our privacy commitments.

        Notwithstanding the foregoing initiatives, government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts to regulate spyware may be drafted in such a way as to include technology, like cookies and conversion tags, in the definition of spyware, thereby creating restrictions on our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

        Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and conversion tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations.

        Internet users may also directly limit or eliminate the placement of cookies on their computers by using third party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or conversion tags. Microsoft's Internet Explorer 10 browser has the Do Not Track signal turned on by default and Firefox has publicly talked about turning on the 3rd party cookie blocking feature by default, in both cases impacting our ability to deliver and measure more targeted advertising. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. Individuals have also brought class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information.

        If our ability to use cookies or conversion tags or to build user profiles is substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers.

        This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations could be materially adversely affected.

        In addition, any compromise of our security that results in the release of Internet users' and/or our customers' data could seriously limit the adoption of our solutions and services, as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase, as the amount of data we store for our customers on our servers (including personal information) and the number of countries where we operate has increased, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

We may be required to collect sales and use taxes on the services we sell in additional jurisdictions in the future, which may decrease sales, and we may be subject to liability for sales and use taxes and related interest and penalties on prior sales.

        A successful assertion by one or more states that we should collect sales or other taxes on the sale of our services, or that we have failed to do so where required in the past, could result in substantial tax liabilities for past sales and decrease our ability to compete for future sales. Each state has different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe our services are subject to sales and use taxes in a particular state, voluntarily engage state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.

        Many states are also pursuing legislative expansion of the scope of goods and services that are subject to sales and similar taxes as well as the circumstances in which a vendor of goods and services must collect such taxes. Furthermore, legislative proposals have been introduced in Congress that would provide states with additional authority to impose such taxes. Accordingly, it is possible that either federal or state legislative changes may require us to collect additional sales and similar taxes from our clients in the future.

Risks Related to the Spin-off

Sizmek has limited history operating as an independent publicly-traded company, and Sizmek's historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of its future results.

        On February 7, 2014, Sizmek was spun-off from DG, its former parent company. Prior to the spin-off, Sizmek had no operating history as a separate publicly-traded company. The historical information about Sizmek in this Form 10-K refers to Sizmek's business as part of DG. Sizmek's historical financial information included in this Form 10-K is derived from the consolidated financial statements and accounting records of DG. Accordingly, the historical financial information included herein does not necessarily reflect the financial condition, results of operations or cash flows that Sizmek would have achieved as a separate, publicly-traded company during the periods presented or those that Sizmek will achieve in the future primarily as a result of the factors described below:

  •
  Sizmek is in the process of making investments to replicate or outsource certain systems, infrastructure, and functional expertise since its spin-off from DG. These initiatives may prove costly to implement. It is expected Sizmek's administrative costs will increase from the historical amounts allocated to it in its pre spin-off financial statements and, as a result, its future profitability may decline; and

  •
  generally, prior to the spin-off, Sizmek had relied on DG for working capital requirements and other cash requirements, including in connection with Sizmek's previous acquisitions. Now that the spin-off has been completed, Sizmek's access to and cost of debt financing may be different from the historical access to and cost of debt financing under DG. Differences in access to and cost of debt financing may result in differences in the interest rate charged to Sizmek on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to Sizmek, which could have an adverse effect on Sizmek's business, financial condition and results of operations and cash flows.

        For additional information about the past financial performance of Sizmek's business and the basis of presentation of the historical combined financial statements, see the sections entitled "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included elsewhere in this Form 10-K.

DG may fail to perform under various transaction agreements that were executed as part of the spin-off or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

        We and DG have entered into certain agreements, such as the separation and distribution agreement, a transition services agreement and certain other agreements that provide for the performance of services by each company for the benefit of the other for a period of time after the spin-off. We are relying on DG to satisfy its performance and payment obligations under these agreements. If DG is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses.

        If we do not have our own systems and services in place, or we do not have agreements with other providers of these services when the transitional or long-term agreements terminate, or if we do not implement the new systems or replace DG's services successfully, we may not be able to operate our business effectively, which could disrupt our business and have a material adverse effect on our business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services DG is currently providing.

We are responsible for all pre-closing liabilities and contingencies of DG.

        Because DG has contributed all of its cash and working capital to Sizmek as part of the spin-off, we have assumed and are responsible for all pre-closing liabilities and any loss contingencies of DG and its television business prior to the merger of DG with a wholly-owned subsidiary of Extreme Reach. Under the terms of the separation and distribution agreement and other agreements entered into in connection with the spin-off, we have agreed to indemnify DG and its affiliates (including Extreme Reach following the merger) from all such liabilities and loss contingencies.

The inability to collect certain accounts receivable of DG's television business could adversely impact Sizmek's financial condition.

        Under the terms of the separation and distribution agreement and transition services agreement, Extreme Reach is responsible for the collection of certain outstanding accounts receivable of DG's television business on behalf of Sizmek, which total $48.6 million as of December 31, 2013. If those accounts receivable are not collected, collected in part, or delayed in collections, Sizmek will recognize additional losses (to the extent existing reserves related to those accounts are insufficient) and weaker than expected cash flows.

Risks Related to Our Stock

We have a very limited trading history in our common stock, which could subject our shareholders to wide fluctuations in market price and trading volumes.

        Shares of our common stock are listed on the NASDAQ Global Select Market. The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their common stock and may otherwise negatively affect the liquidity of our common stock. We cannot provide any assurance that the market price of our common stock will not fluctuate or decline significantly in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are at 750 West John Carpenter Freeway in Irving, Texas. Our properties are listed below:

Location	Type	Lease Expiration	Square Footage	Square Footage Sublet
New York, NY	Sales and Operations	2017	12,500	12,500
New York, NY	Sales and Operations	2017	5,000	5,000
Atlanta, GA	Sales and Operations	2019	12,133	NA
Austin, TX	Sales and Operations	2015	9,980	NA
Los Angeles, CA	Sales and Operations	2015	7,472	NA
London, England	Sales and Operations	2022	10,690	NA
Herzliya, Israel	Sales and Operations	2021	50,439	NA
Paris, France	Sales and Operations	2021	3,595	NA
Hamburg, Germany	Sales and Operations	2017	3,358	NA
Madrid, Spain	Sales and Operations	2015	3,864	NA
Stockholm, Sweden	Sales and Operations	2015	1,765	NA
Barcelona, Spain	Sales and Operations	2014	1,356	NA
Sao Paulo, Brazil	Sales and Operations	2017	2,368	NA
Mexico City, Mexico	Sales and Operations	2016	2,583	NA
Sydney, Australia	Sales and Operations	2018	4,090	NA
Tokyo, Japan	Sales and Operations	2014	786	NA
Los Angeles, CA	Sales and Operations	2015	2,157	NA
New York, NY	Corporate Apt.	2014	662	NA
Guangzhou, China	Sales and Operations	2014	1,883	NA
Beijing, China	Sales and Operations	2014	226	NA
Shanghai, China	Sales and Operations	2014	431	NA
Buenos Aires, Argentina	Sales and Operations	2015	2,153	NA
Amsterdam, Netherlands	Sales and Operations	2014	765	NA

ITEM 3.    LEGAL PROCEEDINGS

        Although the Company is not a party to any of the litigation discussed below, under the Separation and Redemption Agreement that we entered into with DG in connection with the spin-off of our common stock to former DG stockholders, we have agreed to indemnify and hold harmless DG and its former directors for the costs of defending the case, and any damages that may be awarded to the plaintiff and purported class of former DG stockholders.

        On May 2, 2013, a purported securities class action complaint was filed in the U.S. District Court for the Northern District of Texas, entitled Anastacia Shaffer v. Digital Generation, Inc., et al., No. 3:13-cv-1684, alleging civil violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The complaint names as defendants DG and certain of DG's current and former officers. The purported class period is alleged to be June 20, 2011 through February 19, 2013. On December 6, 2013, the complaint was voluntarily dismissed by stipulation without prejudice.

        On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler vs. certain officers and directors of Digital Generation, Inc., Case No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas. The action alleged breach of fiduciary duty, abuse of control and gross mismanagement related to DG's acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of

Directors to find a strategic buyer for DG. The suit sought damages, restitution, disgorgement, attorneys' fees and corporate governance reforms. On March 4, 2014, plaintiff filed a notice of nonsuit without prejudice.

        On January 14, 2014, a purported holder, Equity Trading, of the common stock of Digital Generation, Inc. ("DG"), the Company's former parent entity, filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Equity Trading v. Scott K. Ginsburg, et al., No. 050112/2014, on behalf of itself and all others similarly situated, against DG , all then current directors of DG, Extreme Reach, Inc. ("Extreme Reach"), and Dawn Blackhawk Acquisition Corp. ("Dawn Blackhawk"), alleging breaches of fiduciary duty in connection with the then-pending merger agreement between DG, Extreme Reach and Dawn Blackhawk. The complaint sought an injunction barring the consummation of the transaction and unspecified monetary damages.

        On January 16, 2014, the plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (plaintiff's "Request"), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014 on plaintiff's Request. On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter now to be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). The defendants also submitted briefing in opposition to the Request. At a hearing held on January 30, 2014, the Court denied the plaintiff's Request. On February 4, 2014, a Stipulation for Extension of Time and Order (the "Scheduling Order") providing a proposed briefing schedule was ordered by the Court. On February 26, 2014, in accordance with the Scheduling Order, plaintiff filed a Motion to Remand the action to the Supreme Court of the State of New York, County of New York.

        The Company believes plaintiff's allegations and its Request are without merit and intends to defend this action vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under DG's and our insurance coverage, which are subject to the applicable deductible and the limits of our policies.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NASDAQ Global Select Market on February 7, 2014 under the symbol "SZMK". Prior to this, there was no public market for our common stock.

        As of March 5, 2014, we had 30,454,875 shares of our common stock issued and outstanding. As of March 5, 2014, our common stock was held by approximately 380 stockholders of record. We estimate that there are approximately 8,250 beneficial stockholders.

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future, but we may announce stock buyback programs from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected historical combined financial data. We derived the selected historical combined financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 from our audited combined financial statements included elsewhere in this Form 10-K. We derived the selected historical combined financial data as of and for the years ended December 31, 2010 and 2009 from our historical books and records. In the opinion of management, the unaudited combined financial statements as of and for the years ended December 31, 2010 and 2009 have been prepared on the same basis as the audited combined financial statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information for the periods presented. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited combined financial statements and corresponding notes included elsewhere in this Form 10-K.

        The selected financial information may not be indicative of our performance following our separation from DG on February 7, 2014. To ensure better understanding, you should read the selected combined financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements and accompanying notes included elsewhere in this Form 10-K.

        The data below includes the results of acquired operations from the respective dates of closing as detailed below:

Acquired Operation	Date of Closing
Enliven Marketing Technologies Corporation ("Enliven")	October 2, 2008
MediaMind Technologies, Inc. ("MediaMind")	July 26, 2011
EyeWonder LLC and chors GmbH ("EyeWonder")	September 1, 2011
Peer 39, Inc. ("Peer 39")	April 30, 2012
Republic Project Inc. ("Republic Project")	October 4, 2013

Statement of Operations Data:
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$161,132	$140,652	$77,486	$18,377	$13,076
Cost of revenues*	53,970	50,736	25,754	7,474	4,354
Sales and marketing	55,789	50,650	23,980	4,651	4,924
Research and development	10,192	12,629	10,901	2,998	3,104
General and administrative	18,320	21,718	13,277	3,717	3,805
Acquisition and integration	5,877	5,952	14,571	—	—
Depreciation and amortization	23,833	25,084	10,995	2,375	2,572
Goodwill impairment	—	219,593	—	—	22,738

Loss from operations	(6,849)	(245,710)	(21,992)	(2,838)	(28,421)
Other expense	42	2,855	1,072	31	33

Loss before income taxes	(6,891)	(248,565)	(23,064)	(2,870)	(28,454)
Tax expense (benefit)	(2,180)	(10,359)	(5,291)	76	—

Net loss	$(4,711)	$(238,206)	$(17,773)	$(2,945)	$(28,454)

*
Excludes depreciation and amortization

Balance Sheet Data:
(In thousands)

	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$22,648	$13,692	$25,041	$2,127	$1,304
Working capital	57,346	47,363	58,271	8,689	5,828
Property and equipment	26,002	18,610	14,931	4,138	2,849
Goodwill	134,086	134,086	346,454	10,900	10,900
Intangible assets	84,319	98,752	108,013	4,449	5,940
Total assets	330,023	328,975	562,159	30,276	27,608
Business capital	293,136	283,385	510,453	27,441	25,520

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our combined financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

        The following discussion contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." Sizmek believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect Sizmek's results of operations, financial position and cash flows in the future or what they would have been had Sizmek been a separate, stand-alone company during the periods presented.

Introduction

        MD&A is provided as a supplement to the accompanying combined financial statements and notes to help provide an understanding of Sizmek's financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Overview.  This section provides a general description of our business, as well as recent developments that we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, significant transactions that impact the comparability of the results being analyzed are summarized.

  •
  Results of Operations.  This section provides an analysis of our results of operations for the three years in the period ended December 31, 2013.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides a summary of our cash flows for the three years in the period ended December 31, 2013, as well as a discussion of those cash flows. Also included is a discussion of our sources of liquidity and cash requirements.

  •
  Critical Accounting Policies.  This section discusses accounting policies that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying combined financial statements.

  •
  Recently Adopted and Recently Issued Accounting Guidance.  This section provides a discussion of recently issued accounting guidance that has been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such guidance on our combined financial statements when applicable.

  •
  Contractual Payment Obligations.  This section provides a summary of our contractual payment obligations by major category and in total, and a breakdown by period.

Overview

        We operate a leading ad management and distribution platform. We help advertisers engage with consumers across online media, while delivering timely and impactful ad campaigns. Our technology and high quality service help advertisers overcome the fragmentation in the market and get optimal results for their advertising spending. As detailed below, our recent acquisitions affect the comparability of our financial results.

        Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, and the continued growth of online and other alternative advertising.

        Our revenues are principally derived from services related to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. For most of 2013 we operated three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, late in 2013 we completed the transition of all of our online business over to the Sizmek MDX platform (formerly known as the MediaMind platform).

        Our Sizmek MDX platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. The Sizmek MDX platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. We manage campaigns for customers in about 72 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Completion of Merger and Spin-Off

        On February 7, 2014 the Merger transaction between DG, Extreme Reach and Acquisition Sub was completed. Immediately prior to the Merger, DG contributed its cash and other working capital to Sizmek and the shares of Sizmek were distributed to DG's shareholders resulting in Sizmek becoming a new publicly-held company with its shares traded on the NASDAQ Global Select Market under the symbol SZMK. See Notes 1 and 16 of our combined financial statements contained elsewhere herein.

Acquisitions

        MediaMind was acquired in July 2011, EyeWonder was acquired in September 2011, Peer 39 was acquired in April 2012 and Republic Project was acquired in October 2013. As a result of these acquisitions, the operating results for the 2011 through 2013 periods are not entirely comparable. As a result, explanations for significant variances in operating results were also evaluated as a percentage of total revenue. Each of acquisitions has been included in our results of operations since their respective dates of closing.

Goodwill Impairment Charge in 2012

        During 2012, we recorded approximately $220 million in goodwill impairment charges, primarily related to our acquisitions of MediaMind and EyeWonder in 2011.

        Prior to the acquisitions in 2011, MediaMind enjoyed several years of year over year revenue growth at or in excess of 20% per year. Management's expectation at the time of the acquisition was that this trend would continue. Although much smaller, the acquisition of EyeWonder was intended to enhance the online customer base and solidify our revenue growth strategies. Following the acquisitions, we embarked on an integration effort to consolidate all customers onto a single platform—MediaMind. This involved consolidating and reducing the size of our sales, marketing, and operations workforces. Unfortunately, weaker than expected market conditions combined with our internal difficulty in effectively integrating the businesses resulted in an overall pro forma revenue decline by 7% in 2012, which was far below our original forecast. While we remained confident in the overall prospects for the online business and continued to believe it to be a profitable endeavor, in 2012 we reduced our forecast for the future given our weaker than expected performance, which resulted in the impairment charges.

        During 2013, we completed the integration of our online businesses and have reported results that have been substantially in line with the revised forecast (which forecasted an improvement in revenues and earnings over 2012). In addition, we continue to forecast future improvements in revenues and earnings.

Results of Operations

2013 vs. 2012

        The following table sets forth certain historical financial data (dollars in thousands):

				As a % of Revenue
	Years Ended December 31,			Years Ended December 31,
			% Change 2013 vs. 2012
	2013	2012		2013	2012
Revenues	$161,132	$140,652	15%	100%	100%
Cost of revenues(a)	53,970	50,736	6	34	36
Sales and marketing	55,789	50,650	10	35	36
Research and development	10,192	12,629	(19)	6	9
General and administrative	18,320	21,718	(16)	11	16
Acquisition, integration and other	5,877	5,952	(1)	3	4
Depreciation and amortization	23,833	25,084	(5)	15	18
Goodwill impairment	—	219,593	(100)	—	156

Operating loss	(6,849)	(245,710)	(97)	(4)	(175)
Other income and expense	42	2,855	(99)	—	2

Loss before income taxes	(6,891)	(248,565)	(97)	(4)	(177)
Benefit for income taxes	(2,180)	(10,359)	(79)	(1)	(8)

Net loss	$(4,711)	$(238,206)	(98)	(3)	(169)

(a)
Excludes depreciation and amortization.

Reconciliation of Loss from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Loss from operations	$(6,849)	$(245,710)	(97)%	(4)%	(175)%
Depreciation and amortization	23,833	25,084	(5)	15	18
Share-based compensation	6,401	8,886	(28)	4	7
Acquisition, integration and other	5,877	5,952	(1)	3	4
Goodwill impairment	—	219,593	(100)	—	156

Adjusted EBITDA(b)	$29,262	$13,805	112	18	10

(b)
See discussion of Non-GAAP financial measure on page 43.

        Revenues.    For 2013, revenues increased $20.5 million, or 15%, as compared to 2012. The increase was due to growth in our (i) premium and other services revenue ($15.8 million) and (ii) trading revenue ($5.8 million), partially offset by a slight decline in our impression based services revenue ($1.1 million). Our premium and other services revenue grew due to greater usage of our smart versioning, data and analytics campaign management capabilities. Our trading revenue, which consists primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $10.5 million in 2013 as compared to $4.7 million in 2012, an increase of 124%. Our impression based services revenue declined slightly due to a decrease in the average selling price per impression served, partially offset by an increase in the number of impressions served. The increase in the number of impressions served was due to enhanced capabilities and stabilization of our platform resulting from customer migration and platform integration activities.

        Cost of Revenues.    For 2013, cost of revenues increased $3.2 million, or 6%, as compared to 2012. As a percentage of revenues, cost of revenues decreased to 34% in 2013, as compared to 36% in 2012. Cost of revenues increased due to an increase in trading costs of $4.0 million, which is proportional to the increase in our online trading revenues. This increase in cost of revenue was somewhat offset by reductions in headcount and other costs due to transitioning the majority of our customers' online advertising over to a single advertising platform in 2013 from the three separate advertising platforms we operated in 2012. The decrease as a percentage of revenue is due to efficiencies gained by completing the integration of our ad serving platforms.

        Sales and Marketing.    For 2013, sales and marketing expense increased $5.1 million, or 10%, as compared to 2012. The increase in costs relates to higher incentive compensation paid to our sales team, and greater spending on business partnerships, as a result of our increase in revenue. Business partnerships involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased slightly to 35% in 2013 from 36% in 2012. The percentage decrease was the result of revenues growing faster than sales and marketing spending.

        Research and Development.    For 2013, research and development costs decreased $2.4 million, or 19%, as compared to 2012. The decrease was entirely due to higher capitalized wages of $2.6 million. The increase in capitalized wages was due to working on more software development projects that qualify for capitalization.

        General and Administrative.    For 2013, general and administrative expense decreased $3.4 million, or 16%, as compared to 2012. As a percentage of revenues, general and administrative expense decreased to 11% in 2013, as compared to 16% in 2012. The decrease was primarily due to lower (i) personnel costs ($4.0 million), (ii) professional fees ($1.0 million), and (iii) travel and entertainment costs ($0.4 million), partially offset by a higher allocation of overhead costs from DG ($2.8 million). The decrease in personnel costs is attributable to a reduction in the average compensation cost per employee and the number of employees. The decrease in professional fees is due to lower (i) consulting, (ii) audit and tax fees and (iii) legal fees. In 2013, the online business received a higher allocation of DG's corporate overhead costs partially due to the growth in our online revenues as compared to DG's consolidated revenues. The majority of corporate overhead costs are allocated based upon revenues.

        Included in total operating expenses are amounts associated with corporate overhead which historically have not been allocated to DG's TV segment or its online segment (which represents Sizmek). Corporate overhead historically included the cost of the executive management team, costs of being a public company (including accounting, audit and legal fees), as well as other general corporate human resources, treasury, tax, information technology, and risk management costs. For 2013, DG reported corporate overhead associated with both segments of $24.2 million. The amount of such corporate overhead that was allocated to us in these carve out financial statements was $9.1 million, in accordance with the allocation principles for preparing carve out financial statements. As a result, these carve out financial statements include corporate overhead expenses which represent approximately 37% of DG's total corporate overhead for 2013. After the spin-off, we expect about 70% to 75% of DG's total corporate overhead will shift to us, rather than the 37% that has been allocated to us in these financial statements.

        Acquisition, Integration and Other.    For 2013, acquisition, integration and other expenses were substantially consistent with 2012. In 2013, a reduction in severance costs were offset by an increase in costs associated with the merger with Extreme Reach and the spin-off of the online business. In 2012, severance costs were higher as we were in the process of transitioning our three previously separate online businesses into a single operation.

        Depreciation and Amortization.    For 2013, depreciation and amortization expense decreased $1.3 million, or 5%, as compared to 2012. The decrease was partially attributable to retiring certain assets in 2012 that were no longer deemed to be useful. In addition, certain other capital assets became fully depreciated in 2012 and early 2013.

        Goodwill Impairment.    For 2012, we recorded $219.6 million of goodwill impairment charges. See Note 5 to our combined financial statements. We did not record a similar impairment charge in 2013.

        Other income and expense, net.    For 2013, other income and expense, net decreased $2.8 million. The decrease principally relates to writing-down the carrying value of two investments in 2012 that we determined were impaired. We had no similar write-downs in 2013.

        Benefit for Income Taxes.    For 2013, our effective tax rate was 32% compared to 4% for 2012. The effective tax rates for each year differ from the expected federal statutory rate of 35% as a result of state and foreign income taxes, non-deductible expenses and adjustments for uncertain tax positions. For 2012, the vast majority of the goodwill impairment charge was not deductible for income tax purposes.

2012 vs. 2011

        The following table sets forth certain historical financial data (dollars in thousands):

				As a % of Revenue Years Ended December 31,
	Years Ended December 31,
			% Change 2012 vs. 2011
	2012	2011		2012	2011
Revenues	$140,652	$77,486	82%	100%	100%
Cost of revenues(a)	50,736	25,754	97	36	33
Sales and marketing	50,650	23,980	111	36	31
Research and development	12,629	10,901	16	9	14
General and administrative	21,718	13,277	64	16	17
Acquisition, integration and other	5,952	14,571	(59)	4	19
Depreciation and amortization	25,084	10,995	128	18	14
Goodwill impairment	219,593	—	NM	156	—

Operating loss	(245,710)	(21,992)	1017	(175)	(28)
Other expense, net	2,855	1,072	166	2	2

Loss before income taxes	(248,565)	(23,064)	978	(177)	(30)
Benefit for income taxes	(10,359)	(5,291)	96	(8)	(7)

Net loss	$(238,206)	$(17,773)	NM	(169)	(23)

(a)
Excludes depreciation and amortization.

NM
Not meaningful

Reconciliation of Loss from Operations to Adjusted EBITDA (Non-GAAP financial measure)

Operating loss	$(245,710)	$(21,992)	1017%	(175)%	(28)%
Depreciation and amortization	25,084	10,995	128	18	14
Share-based compensation	8,886	6,911	29	7	9
Acquisition, integration and other	5,952	14,571	(59)	4	19
Goodwill impairment	219,593	—	NM	156	—

Adjusted EBITDA(b)	$13,805	$10,485	32	10	14

(b)
See discussion of Non-GAAP financial measure on page 43.

        Revenues.    For 2012, campaign management revenues increased $63.2 million, or 82%, as compared to 2011 due to the 2011 acquisitions of MediaMind and EyeWonder and the 2012 acquisitions of Peer39. The number of impressions we served during 2012 increased (also due to the 2011 acquisitions), which was offset by a decline in the average rate we charge for impressions served. Furthermore, during 2012 we were unsuccessful in winning new orders from the former EyeWonder and Unicast customers during the transition to the Sizmek platform (formerly the MediaMind platform).

        Cost of Revenues.    For 2012, cost of revenues increased $25.0 million, or 97%, as compared to 2011. As a percentage of revenues, cost of revenues increased to 36% in 2012, as compared to 33% in 2011. The increase was principally due to including twelve months of MediaMind's and EyeWonder's operating results and eight months of Peer39's operating results in the 2012 period versus only five months, four months, and zero months, respectively, in the 2011 period. The increase in our cost of revenues percentage was primarily due to an increase in order volumes that did not result in an equivalent increase in revenues due to price reductions.

        Sales and Marketing.    For 2012, sales and marketing expense increased $26.7 million, or 111%, as compared to 2011. The increase was principally due to including twelve months of MediaMind's and EyeWonder's operating results and eight months of Peer39's operating results in the 2012 period versus only five months, four months and zero months, respectively, in the 2011 period. The percentage increase from 31% to 36% was principally due to the inclusion of MediaMind, which has a larger sales force and partner commissions, in our operating results as it had higher sales and marketing expenses than the historical company.

        Research and Development.    For 2012, research and development costs increased $1.7 million, or 16%, as compared to 2011. The increase was principally due to including twelve months of MediaMind's and EyeWonder's operating results and eight months of Peer39's operating results in the 2012 period versus only five months, four months and zero months, respectively, in the 2011 period. The research and development costs as a percentage of revenue declined from 14% in 2011 to 9% in 2012 as a result of capitalizing internally developed software efforts in 2012 which had not qualified for capitalization previously.

        General and Administrative.    For 2012, general and administrative expense increased $8.4 million, or 64%, as compared to 2011. The increase was principally due to including twelve months of MediaMind's and EyeWonder's operating results and eight months of Peer39's operating results in the 2012 period versus only five months, four months and zero months, respectively, in the 2011 period. The general and administrative expenses as a percentage of revenue declined from 17% in 2011 to 16% in 2012 as a result of cost synergies from eliminating redundant executive and administrative costs in MediaMind and EyeWonder.

        Acquisition, Integration and Other.    For 2012, acquisition, integration and other expense decreased $8.6 million as compared to 2011. In 2012, of the $6.0 million incurred, $4.6 million relates primarily to severance charges and costs related to integrating EyeWonder and Unicast into our Sizmek MDX platform. In 2011, acquisition, integration and other expense related primarily to investment banking, legal and accounting fees in connection with the MediaMind and EyeWonder acquisitions.

        Depreciation and Amortization.    For 2012, depreciation and amortization expense increased $14.1 million, or 128%, as compared to 2011. The increase was primarily due to twelve months of depreciation and amortization on the tangible and intangible assets of the 2011 acquisitions of MediaMind and EyeWonder in 2012 as compared to only five months and four months, respectively, in 2011. In addition, 2012 included eight months of depreciation and amortization for the acquisition of Peer39, compared to none in 2011. Also, beginning in 2012, MediaMind began capitalizing internally developed software costs and recording amortization expense for projects that had been completed and deployed. These capitalized costs are depreciated generally over three years. Prior to 2012, the internally developed software costs did not qualify for capitalization.

        Goodwill Impairment.    For 2012, we recognized goodwill impairment charges of $219.6 million. See Note 5 of our audited combined financial statements.

        Other Expense, net.    For 2012, other expense, net increased $1.8 million as compared to 2011. The increase relates to the write-down of two investments that we deemed to be other-than-temporarily impaired.

        Benefit for Income Taxes.    For 2012 and 2011, the benefit for income taxes was 4% and 23%, respectively, of loss before income taxes. The benefit for each period differs from the expected federal statutory rate of 35% as a result of certain non-deductible expenses, state income taxes and, for 2012, the vast majority of the goodwill impairment charges were not deductible for income tax purposes. In

2011, a large portion of the costs to acquire MediaMind and EyeWonder were not deductible for income tax purposes.

Non-GAAP Financial Measure

        In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (GAAP), we have historically provided additional financial measures that are not prepared in accordance with GAAP (non-GAAP). Legislative and regulatory changes discourage the use of and emphasis on non-GAAP financial measures and require companies to explain why non-GAAP financial measures are relevant to management and investors. We believe that the inclusion of adjusted EBITDA as a non-GAAP financial measure helps investors gain a meaningful understanding of our past performance and future prospects, consistent with how we measure and forecast our performance, especially when comparing such results to previous periods or forecasts. We use adjusted EBITDA as a non-GAAP financial measure, in addition to GAAP financial measures, as the basis for measuring our core operating performance and comparing such performance to that of prior periods and to the performance of our competitors. This measure is also used by us in our financial and operational decision making. There are limitations associated with reliance on non-GAAP financial measures because they are specific to our operations and financial performance, which makes comparisons with other companies' financial results more challenging. By providing both GAAP and non-GAAP financial measures, we believe that investors are able to compare our GAAP results to those of other companies, while also gaining a better understanding of how we evaluate our operating performance.

        We consider adjusted EBITDA to be an important indicator of our overall performance because it eliminates the effects of events that are non-cash, or are not expected to recur as they are not part of our ongoing operations.

        We define "adjusted EBITDA" as income (loss) from operations, before depreciation and amortization, share-based compensation, acquisition, integration and other expenses, and restructuring / impairment charges and benefits. We consider adjusted EBITDA to be an important indicator of our operational strength and performance and a good measure of our historical operating trends.

        Adjusted EBITDA eliminates items that are either not part of our core operations, such as acquisition, integration and other expenses, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures.

        Adjusted EBITDA should be considered in addition to, not as a substitute for, our operating income (loss), as well as other measures of financial performance reported in accordance with GAAP.

Reconciliation of Non-GAAP Financial Measure

        In accordance with the requirements of Regulation S-K, Item 10(e) issued by the SEC, on pages 39 and 41 we are presenting the most directly comparable GAAP financial measure and reconciling the non-GAAP financial measure to the comparable GAAP measure.

 Financial Condition

        The following table sets forth certain major balance sheet accounts as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$22,648	$13,692
Accounts receivable, net	47,362	45,308
Property and equipment, net	26,002	18,610
Goodwill	134,086	134,086
Intangible assets, net	84,319	98,752
Liabilities:
Accounts payable and accrued liabilities	21,584	25,435
Deferred income taxes	8,418	13,232
Business capital	293,136	283,385

        Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The increase in cash and cash equivalents during 2013 primarily relates to cash generated from operating activities ($18.7 million) and contributions from the parent ($8.9 million), offset by investments in property and equipment and capitalized software development costs ($15.9 million).

        Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 92 days and 101 days at December 31, 2013 and 2012, respectively.

        Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For 2013 and 2012, purchases of property and equipment used to power our ad serving platform were $6.3 million and $6.1 million, respectively. For 2013 and 2012, capitalized costs of developing software were $9.6 million and $6.6 million, respectively.

        Intangible assets decreased during 2013 principally as a result of the amortization of intangible assets, partially offset by the intangibles created in the acquisition of Republic Project in October 2013. Goodwill did not change during 2013.

        Accounts payable and accrued liabilities decreased $3.9 million during 2013. The decrease primarily relates to (i) payment of the Peer 39 installment obligation and (ii) the timing employee compensation payments relative to yearend.

        Business capital increased $9.8 million during 2013 as a result of contributions made by DG.

 Liquidity and Capital Resources

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(4,711)	$(238,206)	$(17,773)
Goodwill impairment	—	219,593	—
Depreciation and amortization	23,833	25,083	10,995
Share-based compensation	6,401	8,886	6,911
Impairment of equity method investment	—	1,517	—
Deferred taxes and other	(6,620)	(13,633)	(82)
Changes in operating assets and liabilities, net	(224)	(11,955)	(14,099)

Total	18,679	(8,715)	(14,048)
Investing activities:
Purchases of property and equipment	(6,320)	(6,136)	(2,948)
Capitalized costs of developing software	(9,617)	(6,593)	(980)
Acquisitions, net of cash acquired	(1,120)	(8,593)	(456,114)
Sale (purchase) of short-term investments, net	314	10,350	(6,288)
Purchase of long-term investments	(156)	(1,517)	—
Other	1,029	56	—

Total	(15,870)	(12,433)	(466,330)
Financing activities:
Payments of seller financing/earnouts	(2,531)	—	—
Contributions from (to) Parent	8,937	9,742	503,292

Total	6,406	9,742	503,292
Effect of exchange rate changes on cash	(259)	57	—

Net increase (decrease) in cash and cash equivalents	8,956	(11,349)	22,914
Cash and cash equivalents at beginning of year	13,692	25,041	2,127

Cash and cash equivalents at end of year	$22,648	$13,692	$25,041

        We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) goodwill impairment charges, (ii) depreciation and amortization and (iii) share-based compensation. In 2013, we generated $18.7 million of cash from operating activities, as compared to uses of cash of $8.7 million in 2012 and $14.0 million in 2011.

        Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. In 2013 we purchased Republic Project. In 2012 we purchased Peer 39. In 2011 we purchased MediaMind and EyeWonder. Cash is obtained from financing activities as additional contributions from our parent entity.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash and cash equivalents on hand (including $11.6 million held outside the United States at year end, all of which can be repatriated into the United States with little or no adverse tax consequences);

  •
  cash generated from operating activities; and

  •
  borrowings from any new credit facility.

        As of December 31, 2013, we had $22.6 million of cash and cash equivalents on hand. Historically, we have not generated significant amounts of cash from operating activities, and we had relied on additional funding from our parent to meet our operating cash needs. This trend began to reverse in 2013 as we generated $18.7 million of cash from operating activities.

        We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) cash and working capital contributed by DG in connection with the spin-off ($70 million, including $41 million in cash and $29 million of other working capital), and (iii) cash generated from operating and financing activities will satisfy our capital needs for the next 12 months.

        On February 7, 2014, Extreme Reach completed the purchase of DG. Immediately prior to the purchase, DG's outstanding debt was retired and shares of Sizmek were distributed to DG's shareholders resulting in Sizmek becoming a new publicly held company. See Notes 1 and 16 of our combined financial statements.

  Cash Requirements

        We expect to use cash in connection with:

  •
  the purchase of capital assets,

  •
  the organic growth of our business, and

  •
  the strategic acquisition of related businesses.

        During 2014, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $15 million to $19 million. We expect to use cash to further expand and develop our business.

  Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to ten years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. Rent expense totaled $5.3 million, $6.8 million and $2.5 million in 2013, 2012 and 2011, respectively.

        Other than our operating leases, we are not a party to any off-balance sheet arrangement that we believe is likely to have a material impact on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

        The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our combined financial statements are discussed in Note 2 of the notes to combined financial statements. Following is a discussion of our critical accounting policies.

        Goodwill.    On an annual basis, or more frequently upon the occurrence of certain events, we test our goodwill for impairment using a two-step process. The first step is to identify a potential impairment, by comparing the fair value of a reporting unit with its carrying amount. We operate in a single reporting unit, online advertising services. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including the guideline public company method. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long- term projections by reporting unit. The discount rate used reflects the risk inherent in the projected cash flows. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

        At December 31, 2013, based on a variety of methods including a discounted cash flow model (a Level 3 fair value measurement) that uses our internal forecast, we determined the fair value of our online reporting unit was only 5% in excess of its carrying value. In preparing our discounted cash flow model, we make assumptions about future revenues and expenses to determine the cash flows that will result from the online reporting unit.

        As with any forecast, there is substantial risk the forecasted cash flows of our online reporting unit may fall short of our expectations. If actual or expected future cash flows should fall sufficiently below our current forecast, it is likely we would be required to record another goodwill impairment charge. Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

        Further, the market value of our common stock plus a reasonable control premium is an indicator of the fair value of the Company. If the market value of our common stock should decline sufficiently from its initial trading value for an extended period of time, it would likely cause us to conclude that our goodwill is impaired and we would be required to record another goodwill impairment charge (in addition to the 2012 impairment charge).

        Business Combinations.    We account for business combinations under the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of consideration transferred over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions regarding expected future cash flows of the acquired entity. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and trade names, and the period over which these assets are amortized. Further, we sometimes agree to contingent consideration arrangements based on the acquired entity's future operating results. Valuing contingent consideration obligations requires us to make significant estimates about future results.

        Impairment of Long-Lived Assets.    Long-lived assets principally relate to acquired identifiable intangible assets, such as customer relationships and trade names, and property and equipment, including capitalized internally developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends, and significant changes in the use of such assets. Once a triggering event has occurred, an impairment test is employed based on whether the intent is to hold the asset for continued use or hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of projected undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. Fair value is determined using a discounted cash flow model. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We also evaluate the estimated remaining useful life of long-lived assets that have been reviewed for impairment. For the three years ended December 31, 2013, we did not recognize an impairment loss related to long-lived assets.

        Income Taxes.    Deferred income taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal, foreign and state income tax purposes. We have both deferred tax assets and deferred tax liabilities. Deferred tax assets relate primarily to NOL carryforwards. Deferred tax liabilities relate primarily to intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

        We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. In 2011 we concluded that there were sufficient reversals of deferred tax liabilities that would be in excess of our deferred tax assets to not record a valuation allowance. However, in 2012 and 2013, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely than not. As such, we established a valuation allowance of approximately $4.2 million at December 31, 2013. We will reassess the valuation allowance quarterly, and if future events or sufficient evidence exists to suggest such amounts are more likely than not to be realized, a tax benefit will be recorded to adjust the valuation allowance. Any valuation allowance for deferred tax assets related to the U.S. tax benefits utilized by the parent will be reclassified to net parent funding in the same period.

        Revenue Recognition.    We derive revenue primarily from volume-based fees for using our online ad serving platforms. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

        All material amounts used for revenue recognition are based on factual amounts without the use of estimates. Cost per thousand ("CPM") volumes are independently verifiable, and the price per CPM is based on our arrangement with the customer. We do maintain an allowance for credit memos, which does involve judgment, but such amounts have historically been immaterial.

Recently Adopted and Recently Issued Accounting Standards

        See Note 2 to our combined financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00-2.99 Years	3.00-4.99 Years	After 5 Years
Operating lease obligations	$23,657	$4,963	$7,642	$5,307	$5,745
Employment contracts	3,386	3,386	—	—	—
Unconditional purchase obligations	1,265	1,265	—	—	—

Total contractual obligations	$28,308	$9,614	$7,642	$5,307	$5,745

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

        We have limited foreign currency exchange rate risk resulting from our international operations. In each of the foreign countries where we operate, we generally only enter into agreements that are denominated in that country's currency. However, in one country, we have employees and a real estate lease which is denominated in a foreign currency, which exposes us to ongoing foreign currency transaction gains and losses. We do not comprehensively hedge the exposure to currency rate changes, but we do enter into foreign currency forward contracts and options to hedge a portion of our exposure. At December 31, 2013 and 2012, we had $5.2 million and $13.0 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million and $0.4 million, respectively. As a result of our hedging activities, in 2013 and 2012 we incurred a gain of $0.9 million and a loss of $0.6 million, respectively, which is included in various operating expenses.

        For additional information about our use of foreign currency forward contracts and options, see Note 2—Summary of Significant Accounting Policies, Derivative Financial Instruments and Note 7—Fair Value Measurements, in the audited combined financial statements contained herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in our combined financial statements and the notes thereto beginning at Page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on their evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our year ending December 31, 2014.

Changes in Internal Control over Financial Reporting

        Before our separation from DG, the Company relied on certain financial information and resources of DG to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with our spin-off from DG, many of the same people that performed financial, internal audit, administrative, managerial, legal and administrative tasks for DG now perform those same or similar functions for the Company. Our internal controls and processes are similar to those of DG, but not identical. We continue to adopt policies and practices, as needed, to meet all regulatory requirements applicable to a stand-alone publicly-traded company. While many of these changes in practices, policies and processes were accomplished prior to December 31, 2013, the Company continues to review and document its internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in internal control over financial reporting.

        Other than those noted above, there were no changes in the Company's internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        The following table sets forth information regarding the individuals who serve as Sizmek's executive officers followed by biographies of each such executive officer.

Name	Age	Title(s)
Neil H. Nguyen	40	Chief Executive Officer and President and Director
Craig A. Holmes	56	Executive Vice President and Chief Financial Officer
Andy Ellenthal	42	Executive Vice President—Sales and Operations
Sean N. Markowitz	40	General Counsel and Corporate Secretary

        Neil H. Nguyen serves as Sizmek's Chief Executive Officer and President. Mr. Nguyen joined DG as Executive Vice President of Sales and Operations in March 2005. In 2009 he was promoted to President and Chief Operating Officer and in December 2009 he was appointed as a member of the Board of Directors. In January 2012, Mr. Nguyen was promoted to Chief Executive Officer and President. Prior to joining DG, from 1998 to 2002, Mr. Nguyen served as President of Point.360's MultiMedia Group and also from 2003-2005, served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development. Mr. Nguyen received a B.S. from California State University, Northridge.

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with various media companies, as well as executive leadership and management experience;

  •
  extensive knowledge of and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in the advertising industry; and

  •
  day to day leadership as Chief Executive Officer and President of DG, providing him with intimate knowledge of Sizmek's operations.

        Craig A. Holmes serves as Sizmek's Executive Vice President and Chief Financial Officer. Mr. Holmes was appointed DG's Chief Financial Officer in November 2012. Prior to joining DG, he served as Chief Financial Officer at Quickoffice, Inc., a global leader in mobile productivity solutions, from May 2011 to July 2012 through its sale to Google, Inc. Prior to his employment at Quickoffice, Mr. Holmes provided advisory and consulting services at Enfora Inc., a privately held global manufacturing and software development company from November 2009 to April 2011. Mr. Holmes served as Chief Financial Officer for Intervoice, Inc., a NASDAQ traded global software and services company from August 2003 to November 2009, and served as Chief Financial Officer at two start-ups in the software development and internet services space, EpicRealm from September 1999 to May 2001 and Masergy Communications from August 2001 to May 2002. Mr. Holmes also served as Chief Financial Officer at EXCEL Communications, a New York Stock Exchange ("NYSE") traded communications services company, from April 1995 to May 1999. Mr. Holmes served on the University of Texas at Dallas School of Management Board of Advisors from December 2003 to January 2008, and the Dallas Summer Musicals Board of Directors from December 2004 to January 2010. He currently serves on the Board of Directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since April 2013 and currently serves as chairman of the audit committee. Mr. Holmes began his career at Arthur Andersen, where he rose to Partner. Mr. Holmes holds a Masters and a B.B.A. in Accounting from Texas Tech University.

        Andrew L. Ellenthal serves as Sizmek's Executive Vice President—Sales and Operations. Mr. Ellenthal joined DG in April 2012 as Executive Vice President—Sales and Operations. Prior to

joining DG, he served as Chief Executive Officer of Peer39, Inc., from April 2010 until Peer39, Inc. was acquired by DG in April 2012. From July 2008 to April 2010, Mr. Ellenthal was the founding Chief Executive Officer of quadrantONE, a joint online advertising venture of major media companies including The New York Times, Gannett, Hearst, and The Tribune. Before joining quadrantONE, Mr. Ellenthal was with Visible World from December 2007 to August 2008, an innovative technology company that enables dynamic ad creation for TV advertising. Visible World offered the promise of digital media interactivity within TV ads. From January 2004 to December 2007, Mr. Ellenthal served as Senior Vice President—Global Sales at Pointroll. He shifted the strategy to focus on agencies and advertisers, instead of solely on media publishers, and upgraded, expanded, trained, and motivated a successful sales team. Mr. Ellenthal held a number of sales management roles at Doubleclick, from 1999 to late 2003, where he was Vice President of Advertisers' Solutions after serving as National Sales Director and Regional Sales Manager. Mr. Ellenthal holds a degree in History from Trinity University in San Antonio, TX.

        Sean N. Markowitz serves as Sizmek's General Counsel and Corporate Secretary. Mr. Markowitz joined DG as General Counsel and Corporate Secretary in August 2012. Prior to joining DG, Mr. Markowitz served as Chief Legal Counsel—Commercial for Alon USA Energy, Inc., a NYSE listed refiner and marketer of petroleum products and the largest 7-Eleven licensee in the United States, from August 2010 to August 2012 and as Assistant General Counsel from December 2008 to July 2010. From January 2006 to December 2008, Mr. Markowitz served as Counsel—Corporate Acquisitions and Finance for Electronic Data Systems Corporation, a NYSE listed provider of information technology and business process outsourcing services, which was acquired by Hewlett-Packard Company in August 2008. Mr. Markowitz's earlier career experience includes service with the law firms of Fulbright & Jaworski L.L.P., Hughes & Luce L.L.P. (now a part of K&L Gates LLP) and Andrews Kurth LLP. Mr. Markowitz earned his J.D., with honors, from The University of Texas School of Law and graduated magna cum laude with a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Board of Directors

        The following table sets forth information with respect to those persons who serve on Sizmek's Board of Directors, and is followed by biographies of each such director (except as set forth above under "—Executive Officers"). Messrs. Ginsburg, Harris, Moore, Nguyen, Gutierrez, Klein and Recht serve on Sizmek's Board of Directors. Pursuant to the agreement with the Meruelo Stockholders, who beneficially own approximately 14.4% of our common stock, we agreed to appoint Mr. Gutierrez to our Board of Directors (and to re-nominate him to our Board of Directors at our first annual meeting in 2014). In addition, we agreed to appoint a director from a slate of three candidates proposed by them and two proposed by us (and to re-nominate the seventh director to our Board of Directors at our first annual meeting in 2014). Mr. Nguyen and the DG Board of Directors ultimately determined to approve Mr. Recht as the seventh director from this slate after conferring with the Meruelo Stockholders.

        The Meruelo Stockholders have also agreed to support candidates nominated to Sizmek's Board of Directors by management at the first annual meeting anticipated to be in the fourth quarter of 2014, and will not initiate a proxy contest or participate in any attempt to take control of Sizmek until at least the first quarter of 2015, if ever. Should the Meruelo Stockholders reduce their beneficial ownership of our common stock to less than 8.5% of our outstanding shares, Mr. Gutierrez has agreed to resign from the Board of Directors of Sizmek.

Name	Age	Title(s)
Scott K. Ginsburg	61	Director
Xavier A. Gutierrez(2)	40	Director
John R. Harris(3)	65	Director
Adam Klein(1)(3)	62	Director
Cecil H. Moore Jr.(1)	74	Director
Neil H. Nguyen	40	Chief Executive Officer and President and Director
Stephen E. Recht(1)(2)	62	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee

(3)
Member of the Nominating & Corporate Governance Committee

        Scott K. Ginsburg serves as a Director of Sizmek. Mr. Ginsburg joined DG in December 1998 as Chairman of the Board and assumed the additional role of Chief Executive Officer in November 2003. In 2012, Mr. Ginsburg assumed the new role of Executive Chairman. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked as Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. In the early 1980s, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation, which became AMFM, Inc. Mr. Ginsburg served as Chancellor's Chief Executive Officer and was also a director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group ("Boardwalk") in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, Boardwalk acquired the Ferrari and Maserati dealership in San Francisco. In 2012, Boardwalk sold its Audi, Porsche, and three Volkswagen stores in the Dallas area. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

        Mr. Ginsburg's qualifications to serve on our Board of Directors include:

  •
  service as the Chairman of the Board and Chief Executive Officer of DG, Chancellor Media Corporation, AMFM, Inc. and Evergreen Media providing the Board a broad perspective of someone with an understanding of all facets of a global media enterprise, including direct responsibility for strategic planning and operations and corporate governance items;

  •
  extensive knowledge of and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in political and regulatory environments;

  •
  vast expertise in corporate strategy development, mergers and acquisitions proficiency, and organizational acumen;

  •
  valuable financial expertise, including extensive experience with capital market transactions and both equity and debt capital raises;

  •
  experience leading and directing large media businesses, informing his judgment and risk assessment as a Board member; and

  •
  background as an attorney, and his previous role in government and as founder and sole-proprietor of several auto dealerships, providing a unique perspective to the Board.

        Xavier A. Gutierrez serves as a Director of Sizmek. Mr. Gutierrez currently serves as the Chair of the Compensation Committee for Sizmek. Mr. Gutierrez has served as President and Chief Investment Officer of Meruelo Group, a privately held, diversified holding and investment company, since December 2010. Mr. Gutierrez serves as the President and Chief Investment Officer of Meruelo Capital Partners and Meruelo Investment Partners, respectively the private equity and public equities investment affiliates of Meruelo Group. Mr. Gutierrez oversees both public and private equity investment and acquisitions for Meruelo Group, and is responsible for deal origination, underwriting, execution, and capital sourcing. He also leads the strategic management of Meruelo Group's twenty-five companies across ten different industries. From August 2003 until November 2010, Mr. Gutierrez served as Principal and Managing Director with Phoenix Realty Group, a real estate private equity firm managing approximately $1 billion in institutional capital. In addition, he has held positions with Latham & Watkins, Lehman Brothers and the National Football League in a 15+ year career focused on investment management, finance, business development, law, and the institutional capital markets. Mr. Gutierrez received his AB cum laude from Harvard College, and his J.D. from Stanford Law School.

        Mr. Gutierrez's qualifications to serve on our Board of Directors include:

  •
  possesses valuable financial expertise, including extensive experience with capital markets transactions and acquisitions;

  •
  extensive knowledge and experience of over 15 years in investment and strategic management across multiple industries;

  •
  experience in several areas of business including business development, law, finance and investment management provides additional focus and insight to the Board of Directors; and

  •
  day to day leadership, as current President and Chief Investment Officer of Meruelo Group, provides him with significant knowledge of operational and management issues.

        John R. Harris serves as a Director of Sizmek. Mr. Harris currently serves as the Chairman of the Board of Directors for Sizmek and as a member of our Nominating & Corporate Governance Committee. Mr. Harris has been a member of the Board of Directors of DG since November 2010 and previously served as the Chair of the Compensation Committee for DG. Since January 2013, Mr. Harris has been an operating partner with Glendon Todd Capital. From January 2011 through December 2012, Mr. Harris was CEO of the Glendon Todd Portfolio Company Chemical Information Services, an information service company serving the chemical and pharmaceutical industry. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a technology based services company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a technology based services company, from 2003 until its acquisition in 2005, as President and Chief Executive Officer of Delinea Corporation, a technology based services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT services (now a part of Hewlett-Packard, a New York Stock Exchange ("NYSE") listed company). Mr. Harris holds a B.B.A. and a M.B.A. from the University of West Georgia. Mr. Harris is currently a director of Premier Global Services, a NYSE listed company, and The Hackett Group, a NYSE listed company. Mr. Harris also previously served as a director of

StarTek, a NYSE listed company, inVentiv Health, a NASDAQ listed company and Banctec (privately held).

        Mr. Harris's qualifications to serve on our Board of Directors include:

  •
  extensive experience having served on public company boards as chairman and member of Audit, Compensation and Governance board committees, resulting in familiarity with corporate governance and board functions;

  •
  extensive experience as a Chief Executive Officer of several rapidly growing technology companies, including leading a billion dollar business unit focused on the communications, media and entertainment industries, and in depth management experience that will help the Board of Directors address the challenges the Company faces due to constant changes in IT capabilities and communications;

  •
  extensive experience with companies operating internationally; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as an independent director of other publicly-traded company boards on which he serves.

        Adam Klein serves as a Director of Sizmek. Dr. Klein currently serves as a member of our Audit Committee and the Chair of the Nominating & Corporate Governance Committee for Sizmek. Dr. Klein was a consultant on strategic planning for the CEO of DG and members of its executive team in 2013. Dr. Klein has been the CEO of Media Leader LLC, a leadership and innovation consulting company based in New York, since he founded the company in January 2007. From August 2009 until March 2013, Dr. Klein served as President and CEO of eMusic inc., a leading online music provider. Since 2009, Dr. Klein has served as an Adjunct Professor at the Graduate School of Journalism at Columbia University. From 2003 until 2008, Dr. Klein served in both management and consulting roles at several technology companies. From 2001 to 2003, he served as lead partner in the Media Practice of Booz Allen Hamilton, a leading management and technology consulting firm, and from 1996 to 2000 he served as an Executive Vice President of the Hasbro Corporation, an international toy and board game company. Dr. Klein attended University of Witwatersrand as an undergraduate in South Africa and holds an MBA and DBA from Harvard Business School.

        Dr. Klein's qualifications to serve on our Board of Directors include:

  •
  seasoned executive with more than 20 years of innovative strategic management experience, specializing in changes in digital media and technology;

  •
  possesses valuable practical leadership, strategic consulting and academic experience;

  •
  previous experience serving on private company boards, resulting in significant understanding of corporate and board functions; and

  •
  day to day leadership, as president of numerous technology companies, provides him with valuable knowledge of operations and business challenges.

        Cecil H. Moore Jr. serves as a Director of Sizmek. Mr. Moore currently serves as the Chair of the Audit Committee for Sizmek. Mr. Moore has been a member of the Board of Directors of DG since June 2011 and served as the Chair of the Audit Committee for DG. Mr. Moore has served as a director, since 2003, of each of Kronos Worldwide, Inc. and NL Industries, Inc., both of which are listed on the NYSE. Mr. Moore is a member of the Audit Committee for each of those two companies, serving as Chairman of the Audit Committee of Kronos Worldwide, Inc. In addition, Mr. Moore is the Audit Committee Financial Expert for all of these boards. From 2003 to 2009, Mr. Moore served as a director and Chairman of the Audit Committee of Perot Systems, Inc. until it was acquired by Dell, Inc. in late 2009. In 2000, Mr. Moore retired from KPMG LLP after a 37-year career where he served in various capacities with the public accounting firm. During the last 10 years of his career, Mr. Moore was the Managing Partner of the Dallas/Fort Worth business unit, served as Southwest/Dallas Area Managing Partner, was elected to KPMG's U. S. Board of Directors and served on the firm's Management Committee. Prior to that time, Mr. Moore was partner-in-charge of the Dallas office audit practice for 12 years. During his career at KPMG, Mr. Moore worked with some of the largest public and private companies in Dallas, as an international liaison partner for numerous countries in the Middle East and India, and traveled extensively to those and other countries on client and KPMG business. Mr. Moore also served on numerous not-for-profit boards, including North Texas Commission, Circle Ten Boy Scouts of America, Dallas Opera, Dallas Citizens Council, United Way, and Dallas Chapter of Texas Society of CPAs. Mr. Moore has received numerous awards, including the Henry Cohen Humanitarian award and the Boy Scouts' Silver Beaver award. Earlier in his career, Mr. Moore co-authored a major oil and gas accounting book, and served on SEC and FASB Task Forces for oil and gas accounting. Currently, Mr. Moore is a frequent speaker and panel participant on board and audit committee matters for the "Big 4" accounting firms and various law firms. Mr. Moore holds a B.B.A. and a Bachelor of Accountancy from Baylor University.

        Mr. Moore's qualifications to serve on our Board of Directors include:

  •
  extensive experience serving on public company boards and membership on board committees, resulting in familiarity with corporate and board functions;

  •
  extensive experience with public and financial accounting matters for complex business organizations;

  •
  financial expertise that will bring valuable experience to the Board of Directors and assist the Company with its global expansion and operational improvement initiatives; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as an independent director of other publicly-traded company boards on which he serves.

        Stephen E. Recht serves as a Director of Sizmek. Mr. Recht currently serves as a member of the Audit and Compensation Committees for Sizmek. He is also Chief Financial Officer at Aconex, Ltd. Mr. Recht has 30 years of diverse operating and finance experience as a Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for venture-backed private and public companies. He has held senior financial and operations roles at noteworthy private and public companies, including Shutterfly and NetGravity Corporation. Previously, Mr. Recht was CFO at Shutterfly, where he guided that company's initial public offering in 2006. At NetGravity, Mr. Recht held a range of financial responsibilities, including two successful capital raisings. He was also closely involved in the $525 million merger with DoubleClick in 1999.

        Mr. Recht's qualifications to serve on our Board of Directors include:

  •
  extensive diverse operating and finance experience as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for venture-backed private and public companies;

  •
  previous experience in senior financial and operations roles at private and public companies, helping to guide those companies through various transactions;

  •
  financial expertise that is valuable to the Board of Directors and will assist the Company with its global expansion and operational improvement initiatives; and

  •
  ability to communicate and encourage discussion in the boardroom.

        Commencing with the first annual meeting of stockholders, directors will be elected annually at each annual meeting of stockholders of Sizmek.

Board Composition and Director Independence

        Sizmek's Board of Directors consists of seven members, a majority of whom satisfy the independence standards established by the applicable rules of the SEC and NASDAQ.

        Sizmek has made a determination as to the independence of each nominee for director prior to his or her nomination for election to the Board of Directors. A determination of independence means, in addition to satisfying the applicable rules of the SEC and NASDAQ, that the director (i) is not an officer or employee of Sizmek or any of our subsidiaries and (ii) does not have any direct or indirect relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Gutierrez, Harris, Moore, Klein and Recht is independent from our management and is an "independent director" as defined under the rules of the SEC and NASDAQ.

Committees of the Board of Directors

        Sizmek's Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating & Corporate Governance Committee. None of the directors who serve as members of the Audit Committee, the Compensation Committee or the Nominating & Corporate Governance Committee are employees of the Company or any of its subsidiaries.

  Audit Committee

        The Board of Directors has determined that the composition of the Audit Committee complies with the rules of the SEC and NASDAQ. The Audit Committee meets at least quarterly and assists the Board of Directors in fulfilling its oversight responsibilities. The primary functions of the Audit Committee consist of:

  •
  selecting and engaging an independent registered public accounting firm ("independent auditors") and determining the independent auditors' compensation;

  •
  overseeing the work of the independent auditors and Sizmek's internal audit function;

  •
  approving in advance all services to be provided by, and all fees to be paid to, the independent auditors, who report directly to the Audit Committee;

  •
  reviewing with management and the independent auditors the audit plan and results of the auditing engagement; and

  •
  reviewing with management and the independent auditors the quality and adequacy of Sizmek's internal control over financial reporting.

        The Audit Committee operates under the Charter of the Audit Committee of the Board of Directors, adopted by Sizmek's Board of Directors, which describes the Audit Committee's responsibilities, authority and resources in greater detail. The Audit Committee Charter is posted on Sizmek's website at www.sizmek.com.

        The Audit Committee is composed solely of directors who are not officers or employees of the Company and who the Company believes have the requisite financial literacy to serve on the Audit Committee, have no relationship to the Company that might interfere with the exercise of their independent judgment, and meet the standards of independence for members of an audit committee under the rules of the SEC and under the rules of NASDAQ.

        Messrs. Moore (Chair), Klein and Recht are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Moore, the Chair of the Audit Committee, is the "audit committee financial expert" as that term is defined by the SEC on the Audit Committee.

  Compensation Committee

        The Board of Directors has determined that the composition of the Compensation Committee complies with the rules of the SEC and NASDAQ. The primary functions of the Compensation Committee consist of:

  •
  determining, or recommending to the Board for determination, the compensation of the chief executive officer and all other executive officers of the Company;

  •
  granting awards and approving payouts under Sizmek's equity plans and its annual executive incentive plan;

  •
  approving changes to Sizmek's compensation plans;

  •
  reviewing and recommending compensation for members of the Sizmek Board of Directors;

  •
  overseeing the succession planning and management development programs; and

  •
  supervising the administration of Sizmek's compensation plans.

        The Compensation Committee operates under the Charter of the Compensation Committee of the Board of Directors, adopted by Sizmek's Board of Directors, which describes the Compensation Committee's responsibilities, authority and resources in greater detail. The Compensation Committee Charter is posted on Sizmek's website at www.sizmek.com.

        Messrs. Gutierrez (Chair) and Recht are the current members of the Compensation Committee. All current members of the Compensation Committee are "independent directors" as defined under the rules of the SEC and NASDAQ.

  Nominating & Corporate Governance Committee

        The Board of Directors has determined that the composition of the Nominating & Corporate Governance Committee complies with the rules of the SEC and NASDAQ. The primary functions of the Nominating & Corporate Governance Committee consist of:

  •
  reviewing and interviewing qualified candidates to serve on the Board of Directors;

  •
  making recommendations to the full Board of Directors for nominations to fill vacancies on the Board of Directors; and

  •
  selecting the nominees for director to be elected by the Company's stockholders at each annual meeting.

        The Nominating & Corporate Governance Committee operates under the Charter of the Nominating & Corporate Governance Committee of the Board of Directors, adopted by Sizmek's Board of Directors, which describes the Nominating & Corporate Governance Committee's responsibilities, authority and resources in greater detail. The Nominating & Corporate Governance Committee Charter is posted on Sizmek's website at www.sizmek.com.

        Messrs. Klein (Chair) and Harris are the current members of the Nominating & Corporate Governance Committee.

        The Nominating & Corporate Governance Committee will consider nominees recommended by stockholders pursuant to the process as outlined in Section 2.5 of the Company's Bylaws.

Corporate Governance

        Sizmek is committed to conducting its business in accordance with the highest level of ethical and corporate governance standards. The Board of Directors of Sizmek expects to periodically review its corporate governance practices and take other actions to address changes in regulatory requirements, developments in governance best practices and matters raised by stockholders. The following describes some of the actions Sizmek takes to help ensure that Sizmek's conduct earns the respect and trust of stockholders, customers, business partners and employees.

  Corporate Governance Guidelines and Code of Business Conduct and Ethics

        Sizmek's Corporate Governance Guidelines, along with its Code of Business Conduct and Ethics, applies to its directors, officers and employees. Copies of Sizmek's Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on its website at www.sizmek.com by clicking first on "About Us," then on "Investor Relations," then on "Corporate Governance." Sizmek will also provide a copy of its Corporate Governance Guidelines or its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing to Sizmek's Corporate Secretary, Sizmek Inc., 750 West John Carpenter Freeway, Suite 401, Irving, Texas 75039.

        We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our website.

  Board Leadership Structure and Risk Oversight

        Mr. Nguyen, Sizmek's President and Chief Executive Officer, serves the Board of Directors as a management representative on the Board of Directors. Sizmek believes this is important to make information and insight directly available to the non-management directors in their deliberations. The Board has determined to separate the Chairman and Chief Executive Officer roles. Mr. Harris, an independent director, serves as Sizmek's Chairman of the Board. See "—Board Composition and Director Independence" for additional information regarding our Board leadership structure.

        Sizmek believes that risk oversight is the responsibility of the Board of Directors as a whole but may assign certain risk oversight to one or more of its committees. The Board of Directors will periodically review the processes established by management to identify and manage risks and communicate with management about these processes.

  Communication with Directors

        Stockholders and other interested persons may communicate with Sizmek's Board of Directors and the non-management directors by writing to the Board of Sizmek, care of its Corporate Secretary, by mail, fax, telephone or via the Internet as published on Sizmek's website. The Board of Directors has delegated responsibility for initial review of stockholder communications to the Company's Corporate Secretary. In accordance with the Board's instructions, the Corporate Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Corporate Secretary will make all communications available to each member of the Board, at the Board's next regularly scheduled meeting.

  Procedures for Approval of Related Person Transactions

        While Sizmek generally does not expect to engage in transactions with related persons, including its senior executive officers or directors, Sizmek's Board of Directors has adopted policies and procedures regarding transactions with related persons. Such transactions are subject to review and approval by the Audit Committee in accordance with Sizmek's policies and procedures. See "Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions" below.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of Sizmek and persons who hold more than 10% of Sizmek's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of Sizmek's common stock and their transactions in such common stock. The Company was not in existence in the fiscal year 2013 so no Section 16(a) reports were filed. Based upon (i) the copies of Section 16(a) reports that Sizmek received from such persons for transactions in Sizmek 's common stock since February 7, 2014 and their common stock holdings and (ii) the written representation received from one or more of such persons that no other reports were required to be filed by them since February 7, 2014, Sizmek believes that all reporting requirements under Section 16(a) since February 7, 2014 were met in a timely manner by its officers, Board members and greater than 10% shareholders at all times since February 7, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

  Introduction

        Prior to February 8, 2014, the business conducted by Sizmek was a part of DG and not an independent company. Decisions as to the compensation of those who served as our executive officers prior to the spin-off were made by DG. This Compensation Discussion and Analysis ("CD&A") discusses these historical compensation practices and describes certain aspects of our current and anticipated compensation structure for our executive officers following the spin-off.

        The information contained in this CD&A and the executive compensation disclosures below is provided for the individuals who are our named executive officers, who we refer to collectively as our "NEOs":

  •
  Neil H. Nguyen, Chief Executive Officer and President,

  •
  Craig Holmes, Executive Vice President and Chief Financial Officer,

  •
  Andy Ellenthal, Executive Vice President—Sales and Operations, and

  •
  Sean Markowitz, General Counsel and Corporate Secretary.

        While we are required to disclose the compensation of our NEOs and decisions made with respect to their compensation during fiscal year 2013, as Sizmek was not an independent company in 2013, the 2013 NEO disclosure reflects compensation under DG programs pursuant to the DG compensation philosophy and does not necessarily reflect the compensation our NEOs receive or will receive following the spin-off. However, many of our compensation programs are based on the DG compensation programs, and the historical information concerning compensation of our NEOs gives context to our new pay practices at Sizmek.

        Where compensation decisions have been made with respect to fiscal year 2013, we have included a description of those decisions and compensation programs to provide a clearer picture as to the implementation of our compensation philosophy following the spin-off.

  Executive Compensation Program Objectives

  Historically

        The primary objectives of DG's executive compensation program were:

  •
  Compensation Should Be Market Competitive:  To ensure that DG's executive compensation program was competitive with compensation paid by companies in the same market for executive talent while maintaining fiscal responsibility for DG stockholders.

  •
  Compensation Should Support DG's Business Strategy:  To ensure DG's compensation program was designed to align executive officer compensation with DG's corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of DG's business plan, with performance objectives tied to DG's key corporate objectives.

  •
  Compensation Should Reward Relative to Performance:  While DG utilized a variety of compensation elements to achieve compensation targets, DG intended that the majority of executives' total compensation would be in the form of variable compensation, comprised of target annual incentive awards and target long-term equity incentive awards. Actual compensation was dependent upon actual corporate or individual performance results or the creation of long-term stockholder value.

  •
  Compensation Should Be Aligned With Stockholder Interests:  DG's executive compensation program also sought to reward executives for increasing DG's stock price over the long-term and maximizing stockholder value by providing a significant portion, if not a majority, of target total compensation opportunities for DG's executive officers in the form of long-term equity incentives.

  Following the Spin-Off

        The primary objectives of our compensation program are consistent with the objectives described above.

  Setting Executive Compensation

  Prior to the Spin-Off

  Introduction

        As noted above, during fiscal 2013, the NEOs participated in DG's executive compensation programs. DG's executive compensation program was reviewed annually by the DG Compensation Committee. In the first quarter of each year, the DG Compensation Committee reviewed the performance of each of its executives during the previous year. At this time the DG Compensation Committee also reviewed DG's actual corporate performance for the prior year and made the final incentive payment determinations based on such performance and the DG Compensation Committee's evaluation of each executive's individual performance for the prior year. In connection with this review, the DG Compensation Committee also reviewed and adjusted, as appropriate, base salaries and annual target incentive levels for its NEOs and grants, as appropriate, additional target long-term equity incentive awards to its executives and certain other eligible employees for the coming fiscal year.

  Role of Management

        During 2013, Mr. Ginsburg, as DG's Executive Chairman, and Mr. Nguyen, as DG's President and CEO, provided input to DG's Compensation Committee regarding executive responsibilities and objectives, performance and compensation. Specifically, Mr. Ginsburg and Mr. Nguyen provided insight into strategic priorities for DG which contributed to the development of executive financial and individual objectives for the various components of DG's executive pay program. In addition, Mr. Ginsburg and Mr. Nguyen provided guidance on DG's compensation program's ability to attract, retain and motivate executive talent. DG's Compensation Committee considered these recommendations and incorporated management's input, along with the input from the DG Compensation Committee's independent executive compensation consultant, institutional shareholder groups, and other sources, to approve the specific program design, compensation targets and earned awards for all the DG executive officers.

        DG's Compensation Committee met in executive session, and no executive attended DG Compensation Committee discussions where recommendations were made regarding his compensation. Mr. Ginsburg and Mr. Nguyen did provide input and perspective regarding plan design and market factors related to each executive's position, but the DG Compensation Committee, acting under its independent authority, as established by the DG Board of Directors, determined executive target level of pay and actual pay relative to performance.

  Compensation Determination Process

        DG's Compensation Committee historically determined each element of an executive's initial compensation package within the framework of the objectives of its executive compensation program based on numerous factors, including:

  •
  The individual's particular background, track record and circumstances, including training and prior relevant work experience;

  •
  The individual's role with us and the compensation paid to similar persons in the peer companies represented in the compensation data that we review;

  •
  The demand for individuals with the specific expertise and experience of the executive;

  •
  Internal equity among the executive group;

  •
  Performance goals and other expectations for the position; and

  •
  Uniqueness of industry skills.

        In general, the terms of DG's executive employment agreements were initially negotiated by DG management and DG legal counsel. The agreements for DG executives over whose compensation the DG Compensation Committee had authority were presented to the DG Compensation Committee for consideration. When appropriate, such as in the case of the agreements for Messrs. Nguyen, Holmes, Ellenthal and Markowitz, the DG Compensation Committee took an active role in the negotiation process.

        During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the DG Compensation Committee considered the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. DG sought to achieve an appropriate mix between equity incentive awards and cash payments in order to meet DG's objectives. In determining each element of compensation for any given year, DG's Compensation Committee considered and determined each element individually and then reviewed the resulting total compensation and determines whether it is reasonable and competitive. However, the DG Compensation Committee believed that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash incentive) and long-term equity incentive compensation. The amounts reflected in the Summary Compensation Table and the individual employment agreements reflect this process.

  Role of Compensation Consultant and Comparable Company Information

        The DG Compensation Committee was authorized to retain the services of third-party compensation consultants and other outside advisors from time to time, as the DG Compensation Committee saw fit, in connection with compensation matters. Compensation consultants and other advisors retained by the DG Compensation Committee report directly to the DG Compensation Committee, which had the authority to select, retain and terminate any such arrangements with its consultants or advisors.

        During 2013, the DG Compensation Committee retained James F. Reda & Associates ("Reda") to assist the DG Compensation Committee in connection with the implementation of various changes to DG's executive compensation program. The DG Compensation Committee worked with Reda to develop a peer group which would be used for comparative market data as well as performance based compensation program design. The peer group was constructed with input from Reda and DG management, and was ultimately approved by the DG Compensation Committee after extensive review. The DG peer group for 2013 was unchanged from 2012 and consisted of the following 19 companies in the media services, telecommunications, and internet services industries whose median size is comparable to DG:

Acme Packet, Inc.
Akamai Technologies, Inc.
Avid Technology, Inc.
Blucora, Inc.
Comscore, Inc.
Digital River, Inc.
Harmonic, Inc.
Limelight Networks, Inc.
National Cinemedia, Inc.
Premiere Global Services, Inc.	QuinStreet, Inc. Real Networks, Inc. Rovi Corp. Shutterfly, Inc. Sycamore Networks, Inc. Tivo, Inc. Unwired Planet, Inc. Valueclick, Inc. WebMD Health Corp.

        For 2013, the Compensation Committee's philosophy was to take comparable company compensation into consideration in setting executive compensation for the NEOs, all of whom had target total compensation (in the aggregate for each executive officer) at or below the 50th percentile for similar positions at the comparable companies. Target performance-based incentive compensation, consisting of short-term cash incentives and long-term equity incentives, is equal to the difference between the targeted total compensation levels and the base salary amounts. The allocation of an executive's target incentive compensation between his annual performance-based incentive opportunity and annual long-term incentive awards may vary from year to year. However, it is intended that a substantial majority of an executive's target total compensation will be in the form of performance-based variable or incentive compensation.

  Following the Spin-Off

        Our executive compensation programs, and the processes for setting performance based executive compensation, are similar to those in place at DG prior to the spin-off. Following the spin-off, our Compensation Committee will continue to develop our compensation structure, practices and procedures in order to effectively meet our business needs and goals.

        Our Compensation Committee has engaged Lyons, Benenson & Company Inc., an independent compensation consultant, to assist us with the implementation of our executive compensation program, determining the terms of the employment agreements to be entered into with our executive officers and to provide annual market and other information on executive compensation. Lyons, Benenson & Company Inc. provided services to DG or DG's Compensation Committee. After review and consultation with Lyons, Berenson & Company and management, the Compensation Committee has determined that Lyons, Berenson & Company is independent and there is no conflict of interest resulting from retaining Lyons, Berenson & Company currently or during the year ended December 31, 2013. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NASDAQ listing standards.

        Our Compensation Committee worked with Lyons, Berenson & Company to develop a peer group which would be used for comparative market data as well as performance based compensation program design. The peer group was constructed with input from Lyons, Berenson & Company and management, and was ultimately approved by our Compensation Committee after extensive review. The peer group for 2014 consists of the following 20 companies in the media services, telecommunications, and internet services industries whose median size is comparable to Sizmek:

Bazaarvoice, Inc.	Millenial Media, Inc.
Brightcove Inc.	ReachLocal, Inc.
comScore, Inc.	RealNetworks, Inc.
Demand Media, Inc.	Responsys, Inc.
Digital River, Inc.	Synacor, Inc.
ExactTarget, Inc.	TechTarget, Inc.
Limelight Networks, Inc.	Tremor Video, Inc.
LivePerson, Inc.	ValueClick, Inc.
Marin Software Incorporated	Vocus, Inc.
Marketo, Inc.	YuMe, Inc.

  Key Elements of Executive Compensation Program

  Prior to the Spin-Off

        The following table lists the three key elements of DG's executive compensation program:

Element	Purpose	Form
Base Salary	Provide a market-based level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and short-term company and individual performance.	Cash
Long-Term Equity Incentive Compensation	Focus executives on the enhancement of stockholder value over the long-term, to encourage equity ownership in DG, and to retain key executive talent.	Restricted Stock Units (RSUs) (Both performance-based and time-based vesting)

        All elements of compensation are taken into account when compensation decisions are made by the DG Compensation Committee.

  Following the Spin-Off

        Our executive compensation program following the spin-off will contain the same three key elements as existed in the DG compensation program.

        Base Salary.    Our Compensation Committee has established the initial base salary for each of our NEOs. Effective March 1, 2014 such base salaries are: Mr. Nguyen, $500,000; Mr. Holmes, $350,000; Mr. Ellenthal, $350,000; and Mr. Markowitz, $295,000. Any future adjustments to base salary will be reflective of factors such as the scope of their responsibilities, background, track record, training and experience, as well as competitive external market positioning and the overall market demand for such executives at the time the respective employment agreements are negotiated. As with total executive compensation, we intend that executive base salaries should be competitive with the range of salaries for executives in similar positions and with similar responsibilities. An executive's base salary will be evaluated together with components of the executive's other compensation to ensure that the executive's target and actual total compensation is consistent with our overall compensation philosophy.

        Annual Performance-Based Incentives.    We have adopted a performance-based annual incentive plan with terms that are similar to those of DG's performance-based annual incentive plan. Our Compensation Committee has established performance goals and target bonus opportunities for our NEOs that are consistent with the then-current market practices and competitive market levels.

        Long-Term Incentive Awards.    Our Board of Directors has approved, and DG, as the sole stockholder of Sizmek prior to the spin-off, has approved the Sizmek 2014 Incentive Award Plan (the "2014 Plan"), which is substantially similar to the DG 2011 Incentive Award Plan. Compensation through the periodic grants of equity awards under the 2014 Plan will be intended to align executives' and stockholders' long-term interests by creating a direct link between a portion of executive compensation and increases in the price of our common stock and our long-term success. As will be the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation will be conducted by our Compensation Committee when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives.

  2013 Executive Compensation Decisions

  Base Salary

        The DG employment agreement with Mr. Nguyen historically provided for automatic increases in his base salary. Consistent with his employment agreement, during 2013, Mr. Nguyen's base salary was increased to $624,750 for 2013. Mr. Markowitz, DG's General Counsel and Secretary, also received a base salary increase to $295,000 for 2013. Other than these increases, no additional base salary actions were taken by DG during 2013 with respect to the NEOs.

  2013 Performance-Based Annual Incentive Awards

        DG's executive compensation program for 2013 included eligibility for an annual performance-based cash incentive for all executives as set forth in their employment agreements. Bonus targets were tied to financial and individual objectives established by the DG Compensation Committee.

        Annual Target Incentives.    As provided in his employment agreement, for 2013, DG's Chief Executive Officer and President, Neil Nguyen, was eligible for a target incentive of 100% of his annual base salary. Actual earnings for Mr. Nguyen could vary from 0% to 200% of target, with his annual bonus based upon a tiered schedule of achievement, such that he was entitled to receive 50% of his target bonus if he met at least 90% of target performance, 100% of his target bonus if he met at least 100% of target performance or 200% of his target bonus if he met at least 110% of target performance. DG's Executive Vice President and Chief Financial Officer, Mr. Holmes, was eligible for a target incentive of 43% of his annual base salary. Actual earnings for Mr. Holmes could vary from 0% to 150% of target, with his annual bonus based upon a tiered schedule of achievement, such that he was entitled to receive 50% of his target bonus if he met at least 90% of target performance, 100% of his target bonus if he met at least 100% of target performance or 150% of his target bonus if he met at least 110% of target performance. Mr. Ellenthal, DG's Executive Vice President—Sales and Operations, was eligible for a target incentive of 75% of his annual base salary. His actual earnings could vary from 0% to 130% of target, with his annual bonus based upon a tiered schedule of achievement, such that he was entitled to receive 50% of his target bonus if he met at least 90% of target performance, 100% of his target bonus if he met at least 100% of target performance or 130% of his target bonus if he met at least 110% or greater of target performance. Mr. Markowitz, DG's General Counsel and Corporate Secretary, was eligible for a target incentive of 50% of his annual base salary. Actual earnings for Mr. Markowitz could vary from 0% to 150% of target, with his annual bonus based upon a tiered schedule of achievement, such that he was entitled to receive 50% of his target bonus if he met at least 90% of target performance, 100% of his target bonus if he met at least 100% of target performance or 150% of his target bonus if he met at least 110% or greater of target performance.

        Annual Performance Objectives.    The 2013 annual incentive under DG's annual incentive program for each of the NEOs was tied 75% to corporate performance and 25% to individual performance (other than Mr. Ellenthal, whose annual incentive is tied 80% to corporate performance and 20% to individual performance).

  •
  DG Performance Objectives.  During 2013, the DG Compensation Committee determined to use DG revenue and DG Adjusted EBITDA as the corporate objectives for purposes of NEO annual incentive decisions. The DG Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. Each of the DG revenue and DG Adjusted EBITDA objectives were further broken down into three sub-categories, measuring the applicable metric for DG total performance, DG TV business performance and DG online business performance, each of which was weighted at one-third of the total performance score for the relative metric. Target levels of performance were established for each objective, and a range of minimum to superior performance of 90% to 110% was set around each target level of performance. As such, a threshold level of performance of 90% of target must be achieved before any payout can be made. The DG Compensation Committee established the following targets for these objectives:

Performance Metric	Minimum Performance Level (90% of Target)	Targeted Level	Superior Performance Level (110% of Target)	Weighting
Revenue				Overall Weighting: 40%
Total	$361.4 million	$401.5 million	$441.7 million	33% of Revenue Objective
TV Business	$208.2 million	$231.4 million	$254.5 million	33% of Revenue Objective
Online Business	$153.0 million	$170.1 million	$187.1 million	33% of Revenue Objective
Adjusted EBITDA(1)				Overall Weighting: 35%
Total	$115.2 million	$128.0 million	$140.8 million	33% of Adjusted EBITDA Objective
TV Business	$102.8 million	$114.3 million	$125.7 million	33% of Adjusted EBITDA Objective
Online Business	$35.5 million	$39.5 million	$43.4 million	33% of Adjusted EBITDA Objective

(1)
Throughout this CD&A, we refer to Adjusted EBITDA, which is a non-GAAP financial measure. For an explanation of how DG calculates Adjusted EBITDA, see DG's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013. DG defined Adjusted EBITDA as income from continuing operations, before interest, taxes, depreciation and amortization, share-based compensation, acquisition and integration expenses, proxy contest and related expenses, restructuring/impairment charges and benefits, and gains and losses on derivative instruments. Adjusted EBITDA eliminates items that are either not part of DG's core operations, such as net interest expense, acquisition and integration expenses, and gains and losses from derivative instruments, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on DG's estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures. DG's computation of Adjusted EBITDA may differ from the methodology for calculating Adjusted EBITDA utilized by other companies and, accordingly, may not be comparable to such other companies.

  •
  Individual Performance Objectives.  Each NEO's individual performance was determined by the DG Compensation Committee based on its subjective evaluation of the NEO's individual performance for the year relative to areas of focus that were set at the beginning of the year. As described above, the Executive Chairman and Chief Executive Officer and President provided the DG Compensation Committee with their evaluation of each of the other NEOs' performance and the DG Compensation Committee evaluated the individual performance of the Chief Executive Officer and President.

        For 2013, the DG Compensation Committee established areas of focus for the NEOs that included strategic and leadership goals and focused on DG's strategic initiatives. The DG Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the determination of the DG Compensation Committee after its consideration of each NEO's individual achievements as a whole.

        The individual objectives established for the NEOs for 2013 included:

Mr. Nguyen:

  •
  Defining the plan to maximize profits and performance in the TV business and maximize growth and market share in the online business;

  •
  Defining the plan to optimize staffing of key management roles in priority functional areas for improvement;

  •
  Developing a monthly report of relevant business key performance indicators for DG's board of directors; and

  •
  Developing the senior executive team to run a global business with multiple operating divisions.

Mr. Holmes:

  •
  Establish Financial Planning & Analysis and Internal Audit processes and reporting

  •
  Implement global Tax reorganization to reduce taxes & complexity

  •
  Develop plan to restructure debt

Mr. Ellenthal:

  •
  Lead SalesForce global adoption and roll out

  •
  Determine Online product mix and pricing strategy for TV/Online/Video mix

  •
  Integrate Enterprise sales team

Mr. Markowitz:

  •
  Establish legal policies and processes/governance

  •
  Ensure appropriate spending levels for outside counsel

  •
  Determine and implement legal entity restructuring/subsidiary consolidation plan (with Tax group)

In determining the NEOs' 2013 annual incentive awards, the DG Compensation Committee noted DG's performance relative to the DG corporate performance objectives for purposes of determining the NEO annual incentive decisions:

Performance Metric	Minimum Performance Level (90% of Target)	Targeted Level	Superior Performance Level (110% of Target)	Weighting	Actual Performance	Percentage Achievement	Final Payout Factor
Revenue	Overall Weighting: 40%
Total	$361.4 million	$401.5 million	$441.7 million	33% of Revenue Objective	$379.6 million	95%	75%
TV Business	$208.2 million	$231.4 million	$254.5 million	33% of Revenue Objective	$218.5 million	94%	70%
Online Business	$153.0 million	$170.1 million	$187.1 million	33% of Revenue Objective	$161.1 million	95%	75%
Adjusted EBITDA(1)	Overall Weighting: 35%
Total	$115.2 million	$128.0 million	$140.8 million	33% of Adjusted EBITDA Objective	$128.0 million	98%	90%
TV Business	$102.8 million	$114.3 million	$125.7 million	33% of Adjusted EBITDA Objective	$109.8 million	96%	80%
Online Business	$35.5 million	$39.5 million	$43.4 million	33% of Adjusted EBITDA Objective	$39.1 million	99%	95%

        As a result, the overall payout level for the corporate component of each NEO's 2013 annual bonus was 78.6% (or 78.8% for Mr. Ellenthal). Based on individual performance for 2013, the Compensation Committee determined that each of the NEOs should receive credit with respect to the individual component of his annual incentive award as follows: Mr. Nguyen, 100% achievement; Mr. Holmes, 95% achievement; Mr. Ellenthal, 92% achievement; and Mr. Markowitz, 100% achievement.

        Together, the actual Company performance and individual performance resulted in an overall payout factor relative to target annual incentive compensation for the NEOs as follows: Mr. Nguyen, 85.2% of target; Mr. Holmes, 84.0% of target; Mr. Ellenthal, 82.5% of target; and Mr. Markowitz, 85.2% of target.

  Long-Term Incentive Awards

        On March 29, 2013, the DG Compensation Committee approved the award of (a) 168,666 performance-based and 56,222 time-based restricted stock units to Mr. Nguyen; (b) 38,463 performance-based and 38,464 time-based restricted stock units to Mr. Holmes; (d) 32,995 performance-based and 32,996 time-based restricted stock units to Mr. Ellenthal; and (d) 30,966 performance-based and 30,967 time-based restricted stock units to Mr. Markowitz, all pursuant to DG's 2011 Incentive Award Plan (as amended, the "2011 Plan"). The DG Compensation Committee increased the use of performance-based compensation during 2013 to incentivize DG's executive officers with (a) 75% of long-term equity incentive compensation for Mr. Nguyen being performance-based and (b) 50% of long-term equity incentive compensation for Messrs. Holmes, Ellenthal and Markowitz being performance-based.

        Each of the time-based restricted stock unit awards were scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the NEO continued to be employed by, or provide services to, DG through such vesting dates. In addition, the restricted stock units were scheduled to vest on an accelerated basis upon the occurrence of any of the following events: (a) the executive's death, (b) the executive's disability (as such term is defined in the applicable employment agreement between the executive and DG), or (c) upon the occurrence of (i) a termination of the executive's employment by DG without cause (as such term is defined in the executive's employment agreement), (ii) a termination of the executive's employment for good reason (as such term is defined in the executive's employment agreement), (iii) to the extent applicable, the expiration of the stated employment period in the executive's employment agreement following notice by DG of its election not to renew the employment period pursuant to the executive's employment agreement, or (iv) solely with respect to Mr. Nguyen, the executive's Board-approved retirement, in each case, with respect to clauses (i) through (iv) above, to the extent such event occurs following a change in control (as defined in the 2011 Plan).

        In the event that the aggregate fair market value of the total number of shares subject to the time-based restricted stock units granted to the NEOs on March 29, 2013 exceeded (a) 1.25% of DG's Adjusted EBITDA for 2013, with respect to Mr. Nguyen or (b) .47% of DG's Adjusted EBITDA for 2013, with respect to each of Messrs. Holmes, Ellenthal and Markowitz, the total number of shares eligible for vesting under such executive's restricted stock unit award would be automatically reduced and any excess shares subject to the restricted stock units would terminate automatically without any further action by DG and be forfeited without further notice and at no cost to DG.

        Each of the performance-based restricted stock unit awards were scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant if DG achieved certain revenue and EBITDA growth targets, provided that the executive officer continued to be employed by, or provide services to, DG through such vesting dates. The performance-based restricted stock unit awards provided the NEOs with the potential to earn equity awards based on DG's performance relative to three performance objectives over a three-year performance period commencing January 1, 2013. For each fiscal year during the three-year performance period, up to one-third of the shares subject to the restricted stock unit award were eligible to vest based on performance relative to the performance objectives. The performance objectives were equally weighted among total DG revenue growth, total online business revenue growth and total Adjusted EBITDA revenue growth. Threshold and target achievement levels were established for each objective and each NEO was eligible to vest in the shares based on performance relative to these objectives. Full vesting credit would be given for achievement at or above the targeted level, 50% vesting credit would be given for achievement at the threshold level (90% of the targeted level), and no vesting credit would be given for achievement below the threshold level. Vesting would be calculated on a linear basis for performance between the threshold and target performance target levels.

        Following the completion of each fiscal year during the three-year performance period, DG's Compensation Committee would determine the number of shares to which an NEO would be entitled based on DG's performance relative to the total performance objectives. If the threshold performance hurdle was not met for any of the fiscal years, none of the shares would vest at that time. Any unvested shares remaining at the end of the three-year performance period would be eligible to vest if the cumulative three-year performance objectives established by the DG Compensation Committee for each of total DG revenue growth, total online business revenue growth and total Adjusted EBITDA revenue growth were achieved for the full three-year performance period, although the number of shares that would vest will depend on performance relative to the targets. In general, an NEO was required to be employed on a vesting date to be eligible to vest in these performance-based awards. In addition, the performance-based restricted stock units would vest (at target levels) on an accelerated basis upon the occurrence of any of the same events described above with respect to the time-based awards.

        For more information about the accelerated vesting provisions that applied to these awards under the DG employment agreements with the NEOs, please see "—Executive Employment Agreements" below. As described in the section titled "—Treatment of Outstanding DG Equity Awards in Connection with the Spin-off," all stock options and restricted stock units outstanding under DG's equity incentive plans vested in full and were settled for shares of DG common on February 5, 2014 (and such shares received the redemption and merger consideration upon the closing of the spin-off and Merger). This treatment applied to all equity awards held by the NEOs regardless of the terms of their employment agreements.

  Other Benefits

  Prior to the Spin-Off

        DG historically provided its executives with the following types of benefits:

  •
  Perquisites;

  •
  Health, dental, life, and disability insurance; and

  •
  Retirement benefits.

        DG periodically reviewed the levels of perquisites and other individual benefits provided to executive officers to ensure they fit within the overall compensation philosophy and competitive external market practices.

        Perquisites.    DG provided a limited number of perquisites to its executives to better enable DG to attract and retain superior employees for key positions. The main perquisite DG provided the NEOs during 2013 was an automobile allowance for Mr. Nguyen. The value of perquisites provided by DG to the NEOs is set forth in the Summary Compensation Table.

        Health, Dental, Life and Disability Insurance.    DG offered all of its regular employees, including the NEOs, health, life, disability and dental insurance. The value of these benefits provided by DG to the NEOs is set forth in the Summary Compensation Table.

        Retirement Benefits.    All of DG's regular employees, including the NEOs, who meet certain defined requirements were eligible to participate in DG's 401(k) plan. DG had the discretion to match employee contributions. Under DG's current matching policy, DG matched 25% of the amount contributed by DG employees, up to a maximum of employee contributions of 6% of gross earnings. The value of this match from DG for the NEOs is set forth in the Summary Compensation Table. The DG Board of Directors had discretion to make additional contributions to DG's 401(k) plan. The DG Board of Directors did not exercise its discretion to do so during 2013.

        Employee Stock Purchase Plan.    DG maintained the DG 2006 Employee Stock Purchase Plan, pursuant to which eligible DG employees, including the NEOs, were eligible to purchase DG common stock. Eligible employees authorized payroll deductions to be used for the purchase of DG common stock, up to certain limits as set forth in the plan. On January 30, 2014, there was a final purchase of DG common stock under DG's 2006 Employee Stock Purchase Plan using all outstanding automatic payroll deductions for the offering period then underway. The DG 2006 Employee Stock Purchase Plan was then terminated.

  Following the Spin-Off

        We provide our executives with the following types of benefits:

  •
  Perquisites;

  •
  Health, dental, life, and disability insurance; and

  •
  Retirement benefits.

        We will periodically review the levels of perquisites and other individual benefits provided to executive officers to ensure they fit within the overall compensation philosophy and competitive external market practices.

        Perquisites.    We provide a limited number of perquisites to executives. The only perquisite we expect to provide to the NEOs during 2014 is up to $10,000 in financial planning assistance for Mr. Nguyen.

        Health, Dental, Life and Disability Insurance.    We offer all of our regular employees, including the NEOs, health, life, disability and dental insurance.

        Retirement Benefits.    All of our regular employees, including the NEOs, who meet certain defined requirements may participate in our 401(k) plan. We have the discretion to match employee contributions. Under our current matching policy, we match 25% of the amount contributed by our employees, up to a maximum of employee contributions of 6% of gross earnings. Our Board of Directors has discretion to make additional contributions to our 401(k) plan.

  Employment Agreements

  Prior to the Spin-Off

        DG entered into employment agreements with each of the NEOs that provided for certain severance benefits in the event that a NEO's employment was involuntarily or constructively terminated or in the event of a DG change-in-control. DG recognized the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of the management team on DG's affairs, all executive officers were entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described below under "Historical Compensation of Our Executive Officers by DG Prior to the Spin-off—DG Executive Employment Agreements." DG believed that reasonable severance benefits for its executive officers were important because there may be limited opportunities for its executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, DG provided enhanced benefits in the event of a change-in-control as a means of reinforcing and encouraging the continued attention and dedication of the executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change-in-control. DG believed that the interests of stockholders were best served if the interests of its senior management were aligned with them, and providing change-in-control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

        DG also extended severance benefits because they were essential to help it fulfill the objectives of attracting and retaining key leadership and managerial talent. These agreements were intended to be competitive within DG's industry and company size and to attract highly qualified individuals and encourage them to be retained by DG. While these arrangements formed an integral part of the potential total compensation provided to these individuals and were considered by the DG Compensation Committee when determining executive compensation, the decision to offer these benefits did not influence the DG Compensation Committee's determinations concerning other levels of pay or benefits.

  Following the Spin-Off

        In connection with the Merger, each NEO's employment agreement was terminated and each was paid the severance payments provided under the applicable agreement for a qualifying termination in connection with a change in control, as described below under "Historical Compensation of Our Executive Officers by DG Prior to the Spin-off—Potential Payments upon Termination of Employment with DG or Change in Control of DG."

        We intend to enter into employment agreements with each of our executive officers. The terms of any such arrangements have not yet been determined.

  Deductibility of Executive Compensation

        As part of its role, our Compensation Committee has reviewed and considered the deductibility of our executive compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) generally limits the tax deduction for compensation in excess of one million dollars paid to a company's chief executive officer and its four most highly compensated executive officers (other than its chief financial officer). However, performance-based compensation is excluded from the limit so long as it meets certain requirements.

        Our Compensation Committee does not necessarily limit executive compensation to the amount deductible under that provision. While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, our Compensation Committee retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.

Treatment of Outstanding DG Equity Awards in Connection with the Spin-off

        In connection with the Merger, outstanding DG equity-based awards were treated as follows:

        Options.    On February 5, 2014, all outstanding options to purchase shares of DG common stock became fully vested. Options with an exercise price per share that equaled or exceeded the fair market value of one share of DG common stock on the acceleration date were cancelled for no consideration. All other options were automatically "net exercised," meaning they were converted into a number of whole shares of DG common stock equal to the excess of (i) the total number of shares of DG common stock then subject to the option over (ii) the number of whole shares of DG common stock having an aggregate fair market value sufficient to pay the total exercise price of the option. The fair market value per share of DG common stock for this purpose was the closing price per share of DG common stock on the NASDAQ Global Select Market on February 5, 2014. The holders of options were converted into shares of DG common stock received the redemption and merger consideration in respect of the shares into which the options were converted. As of December 31, 2013, none of the NEOs or any of our non-employee directors held any unvested DG stock options.

        Restricted Stock Units.    On February 5, 2014, all of DG's restricted stock units became fully vested and were converted into shares of DG common stock. The holders of DG restricted stock units that were converted into shares of DG common stock received the redemption and merger consideration in respect of the shares into which the restricted stock units were converted. As of December 31, 2013, the NEOs and our non-employee directors, held the following number of unvested restricted stock units: Mr. Nguyen, 469,102; Mr. Holmes, 126,927; Mr. Ellenthal, 115,991; Mr. Markowitz, 73,600; and the non-employee directors as a group, 566,309.

        Messrs. Ginsburg and Nguyen and DG's non-employee directors were permitted to elect to defer payment of their restricted stock unit awards. Deferral elections were generally required to be made prior to grant or as otherwise required by the Internal Revenue Code. Deferred restricted stock units were paid in DG shares on a one for one basis. No additional earnings (either in the form of accrued dividends or dividend equivalents) were paid on deferred restricted stock units. In connection with the spin-off and Merger, each of the outstanding deferral arrangements and the corresponding restricted stock units were terminated and each deferred restricted stock unit was converted into DG common shares. The holders of deferred restricted stock units received the redemption and merger consideration in respect of the DG shares into which the restricted stock units are converted.

        As of December 31, 2013, Messrs. Ginsburg and Nguyen held 669,246 and 308,000 restricted stock units subject to deferral elections, respectively (of which 324,497 and 102,666 were unvested as of December 31, 2013, respectively). As of December 31, 2013, Messrs. Harris and Moore, each held 18,266 deferred restricted stock units. Of the outstanding deferred restricted stock units, 90,000 held by Mr. Ginsburg, 33,000 held by Mr. Nguyen and all of the restricted stock units held by Messrs. Harris and. Moore were distributed in connection with the Merger in accordance with the terms of the applicable deferral elections (of which 30,000, 11,000, 13,437 and 13,437 were unvested as of December 31, 2013, respectively). The remaining deferred restricted stock units, 579,246 for Mr. Ginsburg and 275,000 for Mr. Nguyen (of which 294,497 and 91,666 were unvested as of December 31, 2013), respectively, would have been distributed upon later dates or events but instead were converted into DG common shares in connection with the Merger as described above.

        Employee Stock Purchase Plan.    On January 30, 2014, there was a final purchase of DG common stock under DG's 2006 Employee Stock Purchase Plan using all outstanding automatic payroll deductions for the offering period then underway. The DG 2006 Employee Stock Purchase Plan was then terminated.

  Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the Company's proxy statement for the 2014 annual meeting of the Company's stockholders.

THE COMPENSATION COMMITTEE OF SIZMEK INC. (for the portions of the Report after February 7, 2014)
Xavier A. Gutierrez, Chairman
Stephen E. Recht
THE FORMER CHAIRMAN OF THE COMPENSATION COMMITTEE OF THE PREDECESSOR OF SIZMEK INC. (for the portions of the Report prior to February 7, 2014)
John R. Harris

  Historical Compensation of Our Executive Officers by DG Prior to the Spin-off

        The following tables contain compensation information for services in all capacities to DG for the periods shown for our NEOs. All of the information included in these tables reflects compensation earned by the individuals for services with DG. All references in the following tables to equity awards relate to awards granted by DG in regard to DG common stock.

        The amounts and forms of compensation reported below do not necessarily reflect the compensation these persons will receive from us, which could be higher or lower, because historical compensation was determined by DG and future compensation levels will be determined based on the compensation policies, programs and procedures established by our Compensation Committee.

  2013 Summary Compensation Table

        The information included in the Summary Compensation Table below reflects compensation earned for service to DG during fiscal 2013 and 2012 by our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Awards ($)	All Other Compensation ($)(2)	Total ($)
Neil H. Nguyen	2013	624,750	—	1,443,781	—	532,600	25,782	2,626,913
Chief Executive Officer and President(3)	2012	592,212	—	6,857,903	—	236,513	32,362	7,718,990
Craig Holmes	2013	350,000	—	493,871	—	126,420	9,618	979,909
Executive Vice President and Chief Financial Officer(4)	2012	72,692	—	577,800	—	37,625	1,010	651,502
Andy Ellenthal	2013	400,000	—	423,662	—	247,515	6,804	1,067,981
Executive Vice President—Sales and Operations(5)	2012	224,615	—	1,215,000	—	102,000	9,966	1,551,581
Sean Markowitz	2013	295,000	—	397,610	—	125,744	8,662	827,016
General Counsel and Corporate Secretary(6)	2012	94,134	96,250	213,325	—	—	3,658	311,117

(1)
Represents the grant date fair value of equity awards granted to the NEO by DG in the applicable fiscal year determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 12 to DG's Combined Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2013 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

(2)
The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2013:

Name	401(k) Matching Contributions ($)	Health Insurance Benefits ($)	Automobile Allowance ($)	Total ($)
Neil H. Nguyen	4,375	9,407	12,000	25,782
Craig Holmes	4,098	5,520	—	9,618
Andy Ellenthal	2,985	3,819	—	6,804
Sean Markowitz	3,765	4,897	—	8,662
(3)
Effective January 1, 2012, Mr. Nguyen became DG's Chief Executive Officer and President.

(4)
Mr. Holmes joined DG on October 9, 2012 and assumed the role of Chief Financial Officer on November 9, 2012.

(5)
Mr. Ellenthal joined DG on April 23, 2012.

(6)
Mr. Markowitz joined DG on August 21, 2012.

  2013 Grants of Plan-Based Awards

        The following table sets forth information regarding the grants by DG of annual performance-based cash incentive compensation and equity awards with respect to shares of DG common stock to our NEOs during the fiscal year ended December 31, 2013. See "—Treatment of Outstanding DG Equity Awards in Connection with the Spin-off" for details concerning the treatment of outstanding DG equity incentive awards in connection with the spin-off and the Merger. For more information about the accelerated vesting provisions that applied to these awards under the DG employment agreements with the NEOs, please see "—Executive Employment Agreements" below.

									All Other Option Awards Number Of Shares of Stock or Option Units (#)
								All Other Stock Awards: Number of Shares of Stock or Units(3) (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)					Exercise or Base Price of Value Awards (#)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Neil Nguyen	3/29/13	312,375	624,750	1,249,500	—	—	—	—	—	—	—
	3/29/13	—	—	—	84,444	168,666	168,666	—	—	—	1,082,836
	3/29/13	—	—	—	—	—	—	56,222	—	—	360,945
Craig Holmes	3/29/13	75,250	150,500	225,750	—	—	—	—	—	—	—
	3/29/13	—	—	—	19,231	38,463	38,463	—	—	—	246,932
	3/29/13	—	—	—	—	—	—	38,464	—	—	246,939
Andy Ellenthal	3/29/13	150,000	300,000	390,000	—	—	—	—	—	—	—
	3/29/13	—	—	—	16,497	32,995	32,995	—	—	—	211,828
	3/29/13	—	—	—	—	—	—	32,996	—	—	211,834
Sean Markowitz	3/29/13	73,750	147,500	221,250	—	—	—	—	—	—	—
	3/29/13	—	—	—	15,498	30,966	30,966	—	—	—	198,802
	3/29/13	—	—	—	—	—	—	30,967	—	—	198,808

(1)
Non-equity incentive plan awards consisted of annual performance-based incentives payable under DG's 2013 annual incentive program. For more information about DG's 2013 annual performance-based incentive program, please see "—2013 Executive Compensation Decisions—Annual Incentives" above.

(2)
These awards consisted of performance-based restricted stock unit awards. These performance-based restricted stock unit awards were scheduled to vest or be forfeited on each of the first three anniversaries of the date of grant based upon DG's performance relative to three performance objectives during each of the three fiscal years during the three-year performance period beginning on January 1, 2013, subject to earlier vesting upon certain terminations of employment as specified in the award agreement. For each fiscal year during the three-year performance period, up to one-third of the shares subject to the restricted stock unit award were eligible to vest based on performance relative to the performance objectives. Any unvested shares remaining at the end of the three-year performance period were eligible to vest if the cumulative three-year performance objectives established by the DG Compensation Committee are achieved. The performance objectives were equally weighted among total DG revenue growth, total online business revenue growth and total Adjusted EBITDA revenue growth. The number of shares that ultimately vested would depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2013 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(3)
These awards consisted of time-based restricted stock unit awards. The restricted stock unit award was scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continued to be employed by, or provided services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. These awards were subject to the additional condition that, in the event that the aggregate fair market value of the total number of shares subject to these time-based restricted stock unit awards exceeded (a) 1.25% of DG's Adjusted EBITDA for 2013, with respect to Mr. Nguyen or (b) .47% of DG's Adjusted EBITDA for 2013, with respect to each of Messrs. Holmes, Ellenthal and Markowitz, the total number of shares eligible for vesting under such restricted stock unit award would be automatically reduced and any excess shares subject to the restricted stock units would terminate automatically without any further action by DG and be forfeited without further notice and at no cost to DG. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, please see "—2013 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(4)
Represents the grant date fair value of equity awards granted to the NEOs by DG determined in accordance with ASC Topic 718. See Note 12 to DG's Combined Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC for details as to the assumptions used to determine the fair value of equity awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2013 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

  Outstanding Equity Awards at Fiscal Year-End 2013

        The following table details unexercised DG stock options and DG restricted stock units that had not vested for each of our NEOs as of December 31, 2013. See "—Treatment of Outstanding DG Equity Awards in Connection with the Spin-off" for details concerning the treatment of outstanding DG equity incentive awards in connection with the spin-off and the Merger. For more information about the accelerated vesting provisions that applied to these awards under the DG employment agreements with the NEOs, please see "—Executive Employment Agreements" below.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)		Market Value of Shares of Stock Awards that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Neil H. Nguyen	200,000	—	14.14	12/23/2018	—		—	—		—
	—	—	—	—	11,000	(3)	140,140	—		—
	—	—	—	—	91,666	(4)	1,167,825	—		—
	—	—	—	—	141,548	(5)	1,803,322	—		—
	—	—	—	—	56,222	(6)	716,268	—		—
	—	—	—	—	—		—	168,666	(7)	2,148,805
Craig Holmes	—	—	—	—	20,000	(8)	254,800
	—	—	—	—	—		—	30,000	(9)	382,200
	—	—	—	—	38,464	(6)	490,031	—		—
	—	—	—	—	—		—	38,463	(7)	490,019
Andy Ellenthal	—	—	—	—	50,000	(10)	637,000
	—	—	—	—	32,996	(6)	420,369	—		—
	—	—	—	—	—		—	32,995	(7)	420,356
Sean Markowitz	—		—	—	11,667	(11)	148,638
	—	—	—	—	30,967	(6)	394,520	—		—
	—	—	—	—	—		—	30,966	(7)	394,507

(1)
Except as otherwise specified, all of the options had a term of ten years from the original date of grant. Options vested 25% on the first anniversary of the date of grant, and the remainder vested ratably over each of the 36 months thereafter, subject to earlier vesting upon certain events as specified in the form of award agreement or the NEO's employment agreement. For more information about these awards, please see "—2013 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(2)
Value was calculated using a value of DG's common stock of $12.74 per share, the closing price of DG's common stock on December 31, 2013, which was the last trading day of 2013.

(3)
These restricted stock unit awards vested in three equal installments on each of the first three anniversaries of the date of grant, which was March 29, 2011, provided that the executive continued to be employed by, or provides services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the form of award agreement. 22,000 restricted stock units had already vested as of December 31, 2013 and are not reported in the table above, although delivery of the underlying shares had been deferred at the election of the executive. These awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2011 exceeded 7% of DG's Adjusted EBITDA for the 2011 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition.

(4)
These restricted stock unit awards were scheduled to vest in three equal installments on each of December 31, 2012, 2013 and 2014, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. 183,334 restricted stock units had already vested as of December 31, 2013 and are not reflected in the table above, although delivery of the underlying shares had been deferred at the election of the executive.

(5)
These restricted stock unit awards were scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, which was March 29, 2012, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. These awards were subject to the additional condition that, if the aggregate fair market value of the shares subject to the restricted stock unit award on December 31, 2012 exceeded 8% of DG's Adjusted EBITDA for the 2012 fiscal year, the number of shares subject to such award would be automatically reduced to conform to such limit. No adjustment was made to these awards as a result of this performance condition.

(6)
These awards consisted of time-based restricted stock unit awards. The restricted stock unit award were scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement. These awards were subject to the additional condition that, in the event that the aggregate fair market value of the total number of shares subject to these time-based restricted stock unit awards exceeded (a) 1.25% of DG's Adjusted EBITDA for 2013, with respect to Mr. Nguyen or (b) .47% of DG's Adjusted EBITDA for 2013, with respect to each of Messrs. Holmes, Ellenthal and Markowitz, the total number of shares eligible for vesting under such restricted stock unit award would be automatically reduced and any excess shares subject to the restricted stock units would terminate automatically without any further action by DG and be forfeited without further notice and at no cost to DG. No adjustment was made to these awards as a result of this performance condition. For more information about these awards, please see "—2013 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(7)
These awards consisted of performance-based restricted stock unit awards. These performance-based restricted stock unit awards were scheduled to vest or be forfeited on each of the first three anniversaries of the date of grant based upon DG's performance relative to three performance objectives during each of the three fiscal years during the three-year performance period beginning on January 1, 2013, subject to earlier vesting upon certain terminations of employment as specified in the award agreement. For each fiscal year during the three-year performance period, up to one-third of the shares subject to the restricted stock unit award were eligible to vest based on performance relative to the performance objectives. Any unvested shares remaining at the end of the three-year performance period were eligible to vest if the cumulative three-year performance objectives established by the DG Compensation Committee are achieved. The performance objectives were equally weighted among total DG revenue growth, total online business revenue growth and total Adjusted EBITDA revenue growth. The number of shares reflected above is the number of shares that were eligible to vest under these awards if the threshold level of performance relative to the performance objectives was attained during the performance period. The number of shares that ultimately vested would depend upon the extent to which the performance measures had been satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2013 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(8)
This restricted stock unit award was scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, which was November 21, 2012, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement.

(9)
This restricted stock unit award was scheduled to vest at the end of a three year performance period to include 2013, 2014 and 2015, based on cumulative achievement of 8% annual EBITDA growth and subject to the executive's continued employment by, or services to, DG through the end of such performance period.

(10)
This restricted stock unit award was scheduled to vest in four equal installments of 25,000 each, the first of which occurred on July 30, 2012. The remainder will vest on each of April 30, 2013, April 30, 2014, and April 30, 2015, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement.

(11)
This restricted stock unit award was scheduled to vest in three equal installments on the first three anniversaries of the date of grant, which was September 12, 2012, provided that the executive continued to be employed by, or provide services to, DG through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement.

  Option Exercises and Stock Vested

        The following table shows information regarding DG option exercises by, and the vesting of DG stock awards held by, the NEOs during the fiscal year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Neil H. Nguyen(2)	7,501	7,651	173,440	1,692,821
Craig Holmes	—	—	10,000	116,500
Andy Ellenthal	—	—	25,000	167,500
Sean Markowitz	—	—	5,833	75,946

(1)
This column represents the value as calculated by multiplying the closing market price of DG's common stock on the applicable vesting date by the number of shares vested (less, in the case of stock options, the applicable exercise price).

(2)
Mr. Nguyen vested in a total of 173,440 restricted stock units during the fiscal year ended December 31, 2013. Mr. Nguyen deferred 102,667 of his restricted stock unit awards that vested during the fiscal year ended December 31, 2013. These restricted stock units are noted in the table above for Mr. Nguyen and vested during the fiscal year ended December 31, 2013, but the underlying shares for these awards had not yet been delivered or acquired by Mr. Nguyen as of the end of the fiscal year ended December 31, 2013.

  Pension Benefits

        None of the NEOs were eligible to participate in a DG qualified or non-qualified defined benefit pension plan. We do not maintain any qualified or non-qualified defined benefit pension plans.

  Non-Qualified Deferred Compensation

        Mr. Nguyen was permitted to elect to defer payment of his DG restricted stock unit awards. Deferral elections were generally required to be made prior to grant, however, or as otherwise required by the Internal Revenue Code. Deferred restricted stock units were paid in shares on a one for one basis. No additional earnings (either in the form of accrued dividends or dividend equivalents) were paid on deferred restricted stock units. Mr. Nguyen did not elect to defer payment of any restricted stock units granted during 2013. The following table sets forth information regarding the restricted stock units deferred by Mr. Nguyen during 2013 which otherwise would have vested during 2013, the aggregate earnings on such deferred restricted stock units, if any, during fiscal 2013 and the aggregate balance as of December 31, 2013. As described in the section titled "—Treatment of Outstanding DG Equity Awards in Connection with the Spin-off," all outstanding deferral arrangements and the corresponding restricted stock units under DG's equity incentive plans were cancelled and converted into DG common shares in connection with the spin-off and Merger.

Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY(3)
Neil H. Nguyen(4)	$1,238,458	—	$69,520	—	$2,615,955

(1)
The amount reported in this column represents the value of the shares underlying the deferred restricted stock unit award that vested on the relevant vesting date, calculated based on the closing price of DG's common stock on such date.

(2)
For the awards deferred by Mr. Nguyen that would otherwise have vested in March 2013, the amounts in this column represent the difference in the closing price of the shares of DG's common stock underlying the vested deferred restricted stock units on such vesting date ($6.42, the closing price on March 28, 2013, the last trading day prior to the vesting date, which was not a trading day), and the closing price on December 31, 2013, the last trading day of 2013 ($12.74). The amounts reported in this column are not reported as compensation in the Summary Compensation Table because the earnings are not above market or preferential.

(3)
In each case, the amounts in this column represent the value of shares of DG's common stock underlying the restricted stock units deferred by the executive valued at $12.74, the closing price of DG's common stock on December 31, 2013, the last trading day of 2013. See footnote 4 for a description of the portions of the amounts reported in this column that were reported in the Summary Compensation Table.

(4)
Mr. Nguyen elected to defer payment of 11,000 restricted stock units originally granted in March 2011 that vested in March 2013 until the earliest to occur of his separation from service, death, the occurrence of a change in control or March 2014. The grant date fair value attributable to this portion of the March 2011 award was $396,000 and was reported in the Summary Compensation Table. Mr. Nguyen elected to defer payment of 91,667 restricted stock units originally granted in January 2012 that vested in December 2013 until the earliest to occur of his separation from service, death, disability, the occurrence of a change in control or January 2015. The grant date fair value attributable to this portion of the January 2012 award was $1,555,583 and was reported in the Summary Compensation Table by DG.

  DG Executive Employment Agreements

        DG was a party to an employment agreement with each of the NEOs. These agreements entitled the executive officers to the severance benefits described below upon a termination of employment by DG without cause or by the executive officer for good reason, both of which are referred to below as a qualifying termination.

        In connection with the spin-off and Merger, each executive officer's employment agreement was terminated and paid the severance payments provided under the applicable agreement for a qualifying termination in connection with a change in control, as described below.

  Neil Nguyen

        Effective January 1, 2012, DG entered into an employment agreement with Mr. Nguyen, which agreement has an initial term of three years beginning January 1, 2012, and, subject to advance-notice termination provisions, renews automatically for successive one-year terms. The employment agreement with Mr. Nguyen provides for an annual base salary (currently $624,750) and a target annual incentive equal to 100% of his then-applicable base salary. Under the employment agreement, upon a qualifying termination or if we elect not to renew the agreement, Mr. Nguyen is entitled to his base salary through the remainder of the initial three-year term or for 12 months, whichever is greater. In addition, the agreement also provides that if the qualifying termination or non-renewal of the term occurs following a change in control, or in the event of Mr. Nguyen's death or his termination of employment by reason of his disability, Mr. Nguyen will be entitled to receive the annual incentive which he would have been entitled to receive had he remained employed by us for the entire year during which his termination occurs. Such annual incentive is determined by DG's Compensation Committee based on DG's performance for such year and in accordance with the terms of the applicable DG incentive program for such year. All of the foregoing amounts will be paid in a lump sum at the time of the closing of the merger subject to Mr. Nguyen's execution of a general release of claims, except that Mr. Nguyen agreed to reduce the cash portion of such payments by $500,000.

  Craig Holmes

        Effective November 6, 2012, DG entered into an employment agreement with Mr. Holmes that provides for an annual base salary (currently $350,000) and a target annual incentive equal to 43% of his then-applicable base salary. Under the employment agreement with Mr. Holmes, upon a qualifying termination or if DG elects not to renew the agreement, Mr. Holmes is entitled to receive severance equal to the sum of 12 months' base salary and a prorated portion of his annual bonus for the year in which the termination occurs. All of the foregoing amounts will be paid in a lump sum at the time of the closing of the merger subject to his execution of a general release of claims. The restricted stock units Mr. Holmes received as part of his initial long-term incentive award will vest on an accelerated basis if, following a change in control of DG (as defined in DG's 2011 Incentive Award Plan), Mr. Holmes is terminated by DG without cause, he resigns for good reason or DG provides notice of its election not to renew his employment upon expiration of an employment term.

  Andy Ellenthal

        Effective April 30, 2012, DG entered into an employment agreement with Mr. Ellenthal that provides for an annual base salary (currently $400,000) and a target annual incentive equal to 75% of his then-applicable base salary. Under the employment agreement with Mr. Ellenthal, upon a qualifying termination, Mr. Ellenthal is entitled to receive severance equal to the sum of 12 months' base salary and a prorated portion of his target annual bonus for the year in which the termination occurs (or the full target bonus if the qualifying termination occurs after a change in control). All of the foregoing amounts will be paid in a lump sum at the time of the closing of the merger subject to his execution of a general release of claims. The restricted stock units Mr. Ellenthal received as part of his initial long-term incentive award will vest on an accelerated basis if Mr. Ellenthal is terminated by DG without cause or he resigns for good reason. All equity awards granted to Mr. Ellenthal will vest on an accelerated basis if, following a change in control of DG, Mr. Ellenthal is terminated by DG without cause or he resigns for good reason.

  Sean Markowitz

        Effective July 8, 2013, DG entered into an amended and restated employment agreement with Mr. Markowitz that provides for an annual base salary (currently $295,000) and a target annual incentive equal to 50% of his then- applicable base salary. Under the employment agreement with Mr. Markowitz, upon a qualifying termination, Mr. Markowitz was entitled to receive severance equal to the sum of 12 months' base salary and a prorated portion of his target annual bonus for the year in which the termination occurs. All of the foregoing amounts were paid in a lump sum at the time of the closing of the Merger. The restricted stock units Mr. Markowitz received as part of his initial long-term incentive award will vest on an accelerated basis if Mr. Markowitz is terminated by DG without cause or he resigns for good reason following a change in control of DG.

  Potential Payments upon Termination of Employment with DG or Change in Control of DG

        The information below describes and quantifies certain compensation that would have been payable by DG to each NEO under the DG employment agreements, plans and arrangements if the NEO's employment had terminated, or a change in control had occurred, on December 31, 2013, given the NEO's compensation and service levels as of such date and, if applicable, based on DG's closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary and vacation pay and distributions under DG's 401(k) plan (assuming the executive participated in the plan).

        As discussed above in the section titled "—DG Employment Agreements," each executive officer's employment agreement was terminated at the time of the Merger and each was paid the severance payments provided under the applicable agreement in a lump sum at the time of the closing of the Merger, regardless of whether the employment agreement provided for other payment timing. In addition, Mr. Nguyen agreed to a reduction of $500,000 in the amount payable to him under his employment agreement in connection with the termination of such agreement in connection with the Merger. As described in the section titled "—Treatment of Outstanding DG Equity Awards in Connection with the Spin-off," all stock options and restricted stock units outstanding under DG's equity incentive plans vested in full and were settled for shares of DG common stock two business days prior the closing of the Merger (and such shares received the redemption and merger consideration upon the closing of the spin-off and Merger). This treatment applied to all equity awards held by the NEOs regardless of the terms of their employment agreements.

  Neil H. Nguyen

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment with DG was terminated or a change in control occurred on December 31, 2013.

Benefits and Payments	Change in Control(1)	Termination upon Death or Disability(2)	Termination by DG without Cause or by Mr. Nguyen for Good Reason(1)
Base Salary	$624,750	$—	$624,750
Bonus	$624,750	$624,750	$—
Acceleration of Vesting of Equity Awards:
Number of Restricted Stock Units	469,102	469,102	102,667
Value(3)	$5,976,359	$5,976,359	$1,307,978

Total	$7,225,859	$6,601,109	$1,932,728

(1)
The "Change in Control" column reflects the base salary, bonus and equity award acceleration that would be paid or earned by Mr. Nguyen in the event of his involuntary termination of employment by DG without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2013. Pursuant to the employment agreement between DG and Mr. Nguyen which became effective January 1, 2012, as described above, if Mr. Nguyen's employment is terminated prior to the end of the employment term by DG other than for cause or by Mr. Nguyen for good reason, he is entitled to (a) his base salary from the date of termination through the remaining term of the agreement, at the rate of salary in effect on the date of termination, with 12 months of his base salary payable over the severance period in accordance with DG's then standard payroll practices and the remainder payable in a lump sum payment, plus (b) in the event such termination occurs following a change in control, the annual incentive which he would have been entitled to receive had he remained employed by DG for the entire year during which his termination occurred, which annual incentive will be determined by the DG Compensation Committee based on DG's performance for such year and in accordance with the terms of the applicable incentive program for such year, payable in a lump sum payment. For purposes of the foregoing table, Mr. Nguyen's 2013 bonus is assumed to be paid at the targeted amount. In addition, 11,000 of Mr. Nguyen's outstanding unvested restricted stock units as of December 31, 2013 would vest upon the occurrence of a change in control (without regard to whether Mr. Nguyen's employment is terminated thereafter) and the remainder of Mr. Nguyen's outstanding unvested restricted stock units as of December 31, 2013 will vest in the event of his involuntary termination of employment by DG without cause or his voluntary termination of employment for good reason following a change in control. Because the "Change in Control" column assumes Mr. Nguyen's involuntary termination of employment by DG without cause or his voluntary termination of employment for good reason following a change in control, with such termination and change in control occurring on December 31, 2013, the accelerated vesting of all of his outstanding restricted stock units as of such date is reflected in this column.

(2)
In the event of Mr. Nguyen's death or his termination of employment by reason of his disability during the employment term under his employment agreement, he is entitled to receive the annual bonus amount as described in clause (b) of footnote 1 above. For purposes of the foregoing table, Mr. Nguyen's 2013 bonus is assumed to be paid at the targeted amount. All of Mr. Nguyen's outstanding unvested restricted stock units will also vest in the event of his death or his termination of employment by reason of his disability.

(3)
Value upon acceleration is calculated using a value of DG's common stock of $12.74 per share, the closing price of DG's common stock on December 31, 2013.

  Craig Holmes

        The following table summarizes the potential payments to Mr. Holmes assuming his employment with DG was terminated or a change in control occurred on December 31, 2013.

Benefits and Payments	Termination by DG without Cause or by Mr. Holmes for Good Reason(1)	Termination upon Death or Disability(2)	Termination by DG without Cause or by Mr. Holmes for Good Reason Following a Change in Control(3)
Base Salary(4)	$350,000	—	$350,000
Bonus(4)	$150,500	—	$150,500
Accelerated Vesting of Equity Awards:
Number of Restricted Stock Units	—	76,927	126,927
Value(5)	—	$980,050	$1,617,050

Total	$500,500	$980,050	$2,117,550

(1)
Reflects the base salary and bonus that would be paid to or earned by Mr. Holmes in the event of his involuntary termination of employment by DG without cause, his voluntary termination of employment for good reason, or the expiration of his employment agreement following notice of nonrenewal by DG, assuming such termination occurred on December 31, 2013, and was not following a change in control.

(2)
In the event of Mr. Holmes' death or his termination of employment by reason of his disability, the restricted stock units granted to him in March 2013 will vest.

(3)
Reflects the base salary, bonus and equity award acceleration that would be paid to or earned by Mr. Holmes in the event of his involuntary termination of employment by DG without cause, his voluntary termination of employment for good reason, or the expiration of his employment agreement following notice of nonrenewal by DG, in each case following a change in control, assuming such termination and change in control occurred on December 31, 2013.

(4)
Pursuant to the employment agreement between DG and Mr. Holmes which became effective November 6, 2012, as described above, if Mr. Holmes's employment is terminated by DG without cause, by Mr. Holmes for good reason, or upon the expiration of his employment agreement following notice of nonrenewal by DG, he is entitled to severance equal to the sum of (a) 12 months' salary at the rate in effect at the date of termination, payable in accordance with DG's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination, and (b) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Holmes' termination of employment, payable in a lump sum payment on the date on which annual bonuses for the calendar year in which his termination occurs are paid to DG's executive officers generally, but in all events between January 1 and March 15 of the calendar year following the calendar year in which the termination occurs. For purposes of the foregoing table, Mr. Holmes's 2013 bonus is assumed to be paid at the targeted amount.

(5)
Value upon acceleration is calculated using a value of DG common stock of $12.74 per share, the closing price of DG's common stock on December 31, 2013.

  Andy Ellenthal

        The following table summarizes the potential payments to Mr. Ellenthal assuming his employment with DG was terminated or a change in control occurred on December 31, 2013.

Benefits and Payments	Termination by us without Cause or by Mr. Ellenthal for Good Reason(1)	Termination upon Death or Disability(2)	Termination by us without Cause or by Mr. Ellenthal for Good Reason Following a Change in Control(3)
Base Salary(4)	$400,000	—	$400,000
Bonus(4)	$300,000	—	$300,000
Accelerated Vesting of Equity Awards:
Number of Restricted Stock Units	50,000	65,991	115,991
Value(5)	$637,000	$840,725	$1,477,725

Total	$1,337,000	$840,725	$2,177,725

(1)
Reflects the base salary and bonus that would be paid to or earned by Mr. Ellenthal in the event of his involuntary termination of employment by DG without cause, his voluntary termination of employment for good reason, assuming such termination occurred on December 31, 2013, and was not following a change in control.

(2)
In the event of Mr. Ellenthal's death or his termination of employment by reason of his disability, the restricted stock units granted to him in March 2013 will vest.

(3)
Reflects the base salary, bonus and equity award acceleration that would be paid to or earned by Mr. Ellenthal in the event of his involuntary termination of employment by DG without cause, his voluntary termination of employment for good reason, in each case following a change in control, assuming such termination and change in control occurred on December 31, 2013.

(4)
Pursuant to the employment agreement between DG and Mr. Ellenthal which became effective April 30, 2012, as described above, if Mr. Ellenthal's employment is terminated by DG without cause, by Mr. Ellenthal for good reason, he is entitled to severance equal to the sum of (a) 12 months' salary at the rate in effect at the date of termination, payable in accordance with DG's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination, and (b) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Ellenthal's termination of employment. In the event Mr. Ellenthal's employment is terminated without cause or resignation for good reason occurs following a Change in Control, such bonus will not be pro-rated. All amounts will be payable in equal bi-weekly installments over a period of 12 months following the date of termination in accordance with DG's regular payroll pay practices. For purposes of the foregoing table, Mr. Ellenthal's 2013 bonus is assumed to be paid at the targeted amount.

(5)
Value upon acceleration is calculated using a value of DG common stock of $12.74 per share, the closing price of DG's common stock on December 31, 2013.

  Sean Markowitz

        The following table summarizes the potential payments to Mr. Markowitz assuming his employment with DG was terminated or a change in control occurred on December 31, 2013.

Benefits and Payments	Termination by DG without Cause or by Mr. Markowitz for Good Reason(1)	Termination upon Death or Disability(2)	Termination by DG without Cause or by Mr. Markowitz for Good Reason Following a Change in Control(3)
Base Salary(4)	$295,000	—	$295,000
Bonus(4)	$147,500	—	$147,500
Accelerated Vesting of Equity Awards:
Number of Restricted Stock Units	—	61,933	73,600
Value(5)	—	$789,026	$937,664

Total	$442,500	$789,026	$1,380,164

(1)
Reflects the base salary and bonus that would be paid to or earned by Mr. Markowitz in the event of his involuntary termination of employment by DG without cause or his voluntary termination of employment for good reason, assuming such termination occurred on December 31, 2013, and was not following a change in control.

(2)
In the event of Mr. Markowitz' death or his termination of employment by reason of his disability, the restricted stock units granted to him in March 2013 will vest.

(3)
Reflects the base salary, bonus and equity award acceleration that would be paid to or earned by Mr. Markowitz in the event of his involuntary termination of employment by DG without cause or his voluntary termination of employment for good reason, in each case following a change in control, assuming such termination and change in control occurred on December 31, 2013.

(4)
Pursuant to the employment agreement between DG and Mr. Markowitz which became effective July 8, 2013, as described above, if Mr. Markowitz's employment is terminated by DG without cause or by Mr. Markowitz for good reason, he is entitled to severance equal to the sum of (a) 12 months' salary at the rate in effect at the date of termination, and (b) his annual bonus for the year in which the termination occurred, prorated for the portion of such year that elapsed prior to the date of Mr. Markowitz's termination of employment, payable in accordance with DG's standard payroll practices over the 12-month period following his date of termination, with the first installment (which will include all unpaid amounts accrued from the date of termination) to be paid on the date that is 60 days following his date of termination. For purposes of the foregoing table, Mr. Markowitz's 2013 bonus is assumed to be paid at the targeted amount.

(5)
Value upon acceleration is calculated using a value of DG common stock of $12.74 per share, the closing price of DG's common stock on December 31, 2013.

  Director Compensation Policy and Other Payments

        None of our non-employee directors received any compensation from us during 2013. Mr. Nguyen is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

        Pursuant to our director compensation policy, each non-employee director receives an annual cash retainer of $30,000. The independent chairman of our Board of Directors also receives an additional annual retainer of $70,000 ($20,000 in cash, and a restricted stock unit award for a number of shares determined by dividing $50,000 by the trailing 20-trading day volume weighted average price of our common stock as reported on the NASDAQ Global Select Market). In addition, the chairman of each committee receives an additional annual cash retainer as follows:

Audit Committee Chairman Retainer	$20,000
Compensation Committee Chairman Retainer	$15,000
Nominating Committee Chairman Retainer	$10,000

        We also reimburse expenses incurred in attending meetings.

        Each non-employee director also receives an annual restricted stock unit award for a number of shares determined by dividing $115,000 by the trailing 20-trading day volume weighted average price of our common stock as reported on the NASDAQ Global Select Market. These annual awards will vest on the first anniversary of the date of grant. In addition, all of these awards will vest in the event of a change of control.

  Risk Assessment of Compensation Program

        In March 2014, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management's risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our Compensation Committee. Prior to the spin-off, during 2013, a similar review was conducted by DG's management and, following the assessment, DG's management determined that the pre-spin-off DG compensation programs did not create risks that were reasonably likely to have a material adverse effect on DG and reported the results of the assessment to DG's Compensation Committee.

  Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Gutierrez (Chairman) and Recht. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2013, or at any other time, an officer or employee of the Company.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of Sizmek's common stock as of March 10, 2014, except as noted, by (1) each person known by us to be a beneficial owner of 5% or more of Sizmek's outstanding common stock, (2) each of Sizmek's directors and named executive officers and (3) all of Sizmek's directors and executive officers of Sizmek as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

        The percentage ownership is based upon 30,454,875 shares of common stock outstanding as of February 25, 2014.

        For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days of March 10, 2014 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned as of March 10, 2014(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott K. Ginsburg(2) Moon Doggie Family Partnership	3,324,958	10.9%
Neil H. Nguyen	768,709	2.5%
Andy Ellenthal	103,698	*
Craig E. Holmes	73,439	*
Sean N. Markowitz	42,793	*
John R. Harris	20,705	*
Cecil H. Moore Jr.	23,205	*
Xavier A. Gutierrez	10	*
Adam Klein	0	*
Stephen E. Recht	0	*
Alex Meruelo Living Trust 9550 Firestone Blvd, Suite 105 Downey, CA 90241	4,023,570	13.2%
BlackRock Fund Advisors 400 Howard Street San Francisco, CA 94105	2,049,742	6.7%
All directors and executive officers as a group (10 persons)	4,357,517	14.3%

*
Less than 1% of the Company's common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 750 West John Carpenter Freeway, Suite 401, Irving, TX 75039.

(2)
Includes 3,022,446 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. (Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P.).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        Our Audit Committee reviews and approves in advance all related party transactions in accordance with its written Charter in order to determine whether or not the proposed transaction is fair to, and in the best interests of the Company. None of the Company's directors or executive officers (1) has entered into any transaction or series of similar transactions with the Company, (2) has any relationship, or has had any relationship with the Company, or (3) has outstanding indebtedness to the Company, which (in any case) requires disclosure under Item 404 of the SEC's Regulation S-K.

        The information required by Item 407(a) of Regulation S-K relating to director independence is found above in "Directors, Executive Officers and Corporate Governance—Board Composition and Director Independence".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Audit	$280,000	$—	$—
Audit Related	—	—	—
Tax	—	—	—
Access fees to online accounting research tool	—	—	—
Total	$280,000	$—	$—

        Aggregate fees billed to the Company for the year ended December 31, 2013 represent fees billed by Ernst & Young LLP and related affiliates ("EY") following the spin-off from DG on February 7, 2014. Prior to the spin-off, DG paid all audit, audit-related, tax and other fees. DG paid EY fees of $700,000 in connection with the audit of the combined financial statements of Sizmek Inc. for the three years ended December 31, 2012. As a result, the amounts reported above are not necessarily representative of the fees the Company expects to pay for audit services in future years.

Attendance of Auditors at Annual Meeting

        Representatives of our independent registered public accounting firm are expected to be present at the Annual Meeting and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Registered Public Accounting Firm

        Consistent with the policies of the SEC regarding auditor independence, the Audit Committee has the responsibility, pursuant to its written Charter, for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee's policy is to approve all audit and non-audit services provided by our independent registered public accounting firm prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve between committee meetings those services that have not already been pre-approved by the Committee. The Chair is required to report any such pre-approval decisions to the full Committee at its next scheduled meeting.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)  See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.

  (a)
  (2)  The information required under this item is included under Item 8 at Note 15 of the Notes to Financial Statements.

  (a)
  (3)  See Exhibit Index on page 92 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIZMEK INC.
Date: March 14, 2014	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen Chief Executive Officer and President

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil H. Nguyen and Craig Holmes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or its or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN R. HARRIS John R. Harris	Chairman of the Board of Directors	March 14, 2014
/s/ NEIL H. NGUYEN Neil H. Nguyen	Chief Executive Officer, President and Director	March 14, 2014
/s/ CRAIG E. HOLMES Craig E. Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2014
/s/ JOHN D. PALMER John D. Palmer	Senior Vice President and Controller (Principal Accounting Officer	March 14, 2014
/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Director	March 14, 2014

Name	Title	Date

/s/ CECIL H. MOORE, JR. Cecil H. Moore, Jr.	Director	March 14, 2014
/s/ XAVIER A. GUTIERREZ Xavier A. Gutierrez	Director	March 14, 2014
/s/ ADAM KLEIN Adam Klein	Director	March 14, 2014
/s/ STEPHEN E. RECHT Stephen E. Recht	Director	March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors
Sizmek Inc.:

        We have audited the accompanying combined balance sheets of Sizmek Inc. (formerly known as The New Online Company, a carve-out of Digital Generation, Inc.) as of December 31, 2013 and 2012, and the related combined statements of operations, comprehensive loss, cash flows and changes in business capital for the three years ended December 31, 2013. These financial statements are the responsibility of Sizmek Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Sizmek Inc. as of December 31, 2013 and 2012, and the combined results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

COMBINED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands)

	December 31,
	2013	2012
Assets
CURRENT ASSETS:
Cash and cash equivalents	$22,648	$13,692
Short-term investments	—	314
Trade receivables (less allowances of $776 in 2013 and $524 in 2012)	47,362	45,308
Deferred income taxes	472	843
Restricted cash	1,725	1,917
Other current assets	6,817	10,774

Total current assets	79,024	72,848
Property and equipment, net	26,002	18,610
Goodwill	134,086	134,086
Intangible assets, net	84,319	98,752
Deferred income taxes	329	—
Restricted cash	3,497	3,784
Other	2,766	895

Total assets	$330,023	$328,975

Liabilities and Business Capital
CURRENT LIABILITIES:
Accounts payable	$3,625	$3,268
Accrued liabilities	17,959	22,167
Deferred income taxes	94	36
Deferred revenue	—	14

Total current liabilities	21,678	25,485
Deferred income taxes	8,324	13,196
Other non-current liabilities	6,885	6,909

Total liabilities	36,887	45,590

BUSINESS CAPITAL:
Parent company investment	292,454	283,903
Accumulated other comprehensive income (loss)	682	(518)

Total business capital	293,136	283,385

Total liabilities and business capital	$330,023	$328,975

See accompanying notes to combined financial statements.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

COMBINED STATEMENTS OF OPERATIONS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Revenue	$161,132	$140,652	$77,486
Cost of revenues (excluding depreciation and amortization)	53,970	50,736	25,754
Selling and marketing expenses	55,789	50,650	23,980
Research and development expenses	10,192	12,629	10,901
General and administrative expenses	18,320	21,718	13,277
Acquisition, integration, and other expenses	5,877	5,952	14,571
Depreciation and amortization	23,833	25,084	10,995
Goodwill impairment	—	219,593	—

Operating loss	(6,849)	(245,710)	(21,992)
Interest expense	53	7	32
Interest (income) and other expense, net	(11)	2,848	1,040

Loss before income taxes	(6,891)	(248,565)	(23,064)
Benefit for income taxes	(2,180)	(10,359)	(5,291)

Net loss	$(4,711)	$(238,206)	$(17,773)

See accompanying notes to combined financial statements.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

COMBINED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,711)	$(238,206)	$(17,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	—	219,593	—
Depreciation of property and equipment	8,065	9,699	3,856
Amortization of intangibles	15,768	15,384	7,139
Stock-based compensation	6,401	8,886	6,911
Deferred income taxes	(6,820)	(15,755)	(366)
Provision for trade receivable losses	252	269	256
Impairment of long-term investments	—	2,394	—
Other	(52)	976	28
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(2,534)	(367)	4,180
Other assets	3,957	(6,541)	(7,413)
Accounts payable and other liabilities	(1,633)	(4,723)	(10,862)
Deferred revenue	(14)	(324)	(4)

Net cash provided by (used in) operating activities	18,679	(8,715)	(14,048)

Cash flows from investing activities:
Purchases of property and equipment	(6,320)	(6,136)	(2,948)
Capitalized costs of developing software	(9,617)	(6,593)	(980)
Purchases of short-term investments	—	—	(9,148)
Proceeds from sale of short-term investments	314	10,350	2,860
Purchases of long-term investments	(156)	(1,517)	—
Acquisitions, net of cash acquired	(1,120)	(8,593)	(456,114)
Other	1,029	56	—

Net cash used in investing activities	(15,870)	(12,433)	(466,330)

Cash flows from financing activities:
Payments of seller financing/earnouts	(2,531)	—	—
Net contributions from Parent	8,937	9,742	503,292

Net cash provided by financing activities	6,406	9,742	503,292

Effect of exchange rate changes on cash and cash equivalents	(259)	57	—
Net increase (decrease) in cash and cash equivalents	8,956	(11,349)	22,914
Cash and cash equivalents at beginning of year	13,692	25,041	2,127

Cash and cash equivalents at end of year	$22,648	$13,692	$25,041

Supplemental disclosures of cash flow information:
Non-cash financing and investing activities:
Promissory note used to acquire business	$280	$2,331	$—
Cash paid (received) for income taxes, net of refunds	$(854)	$2,984	$1,338

See accompanying notes to combined financial statements.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

COMBINED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	For The Years Ended December 31,
	2013	2012	2011
Net loss	$(4,711)	$(238,206)	$(17,773)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax provision (benefit) of $(28), $74 and ($31), respectively	(257)	657	(284)
Unrealized gain (loss) on available for sale securities, net of tax	1,768	(279)	275
Foreign currency translation adjustment	(311)	490	(1,299)

Total other comprehensive income (loss)	1,200	868	(1,308)

Total comprehensive loss	$(3,511)	$(237,338)	$(19,081)

See accompanying notes to combined financial statements.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

COMBINED STATEMENTS OF CHANGES IN BUSINESS CAPITAL

For the years ended December 31, 2013, 2012 and 2011

(In thousands)

	Parent Company Investment	Accumulated Other Comprehensive (Loss) Income	Total Business Capital
Balance at December 31, 2010	$27,519	$(78)	$27,441
Net contributions from Parent	502,093	—	502,093
Net loss and comprehensive loss	(17,773)	(1,308)	(19,081)

Balance at December 31, 2011	511,839	(1,386)	510,453
Net contributions from Parent	10,270	—	10,270
Net loss and comprehensive loss	(238,206)	868	(237,338)

Balance at December 31, 2012	283,903	(518)	283,385
Net contributions from Parent	13,262	—	13,262
Net loss and comprehensive loss	(4,711)	1,200	(3,511)

Balance at December 31, 2013	$292,454	$682	$293,136

See accompanying notes to combined financial statements.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011

1. Basis of Presentation

  Separation from Digital Generation, Inc.

        Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution platform. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of the common stock of DG, par value $0.001 per share ("DG Common Stock"). Immediately following the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and all of the outstanding shares of DG Common Stock were converted into the right to receive $3.00 per share, and DG became a wholly owned subsidiary of Extreme Reach. Prior to the Spin-Off, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash and working capital from its television segment, and certain other corporate assets pursuant to a separation and redemption agreement and related documents, and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, publicly-traded company in one industry segment, the online advertising segment, providing global businesses with online advertising delivery and optimization services.

        Our revenues are principally derived from services related to online advertising. We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our platforms. During 2012, we operated three separate online advertising platforms (the Sizmek (formerly the MediaMind platform), EyeWonder, and Unicast platforms.) However, in 2013, we transitioned all of our online business to the Sizmek platform and ceased operating the EyeWonder and Unicast platforms. In 2013, we managed campaigns for customers in 72 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

  Carve-out of Combined Financial Statements

        These combined financial statements were prepared in connection with the separation of the online business from DG and were derived from the consolidated financial statements and accounting records of DG. These statements reflect the combined historical results of operations, financial position and cash flows of DG's online business primarily conducted through MediaMind Technologies Inc., EyeWonder LLC, Peer39 Inc., and Unicast, and an allocable portion of DG's corporate costs. Although the legal separation of the online business from DG had not taken place as of December 31, 2013, for ease of reference, these combined financial statements are collectively referred to as the Company. Unless otherwise stated or the context otherwise indicates, all references in these combined financial statements to "we," "us," or "our" mean the online business of DG. These financial statements are presented as if such businesses had been combined for all periods presented.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

1. Basis of Presentation (Continued)

        All intercompany transactions have been eliminated. All intercompany transactions between us and DG have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheets as "Parent company investment."

        Our combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. We believe we have benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. For 2013, DG reported corporate overhead of $24.2 million. The amount of such 2013 corporate overhead that was allocated to us in these carve out financial statements was $9.1 million, in accordance with the allocation principals for preparing carve out financial statements. As a result, these carve out financial statements include corporate overhead expenses which represent approximately 37% of DG's total corporate overhead for 2013. After the spin-off, we expect about 70% to 75% of DG's total corporate overhead will shift to us, rather than the 37% that has been allocated to us in these financial statements. Accordingly, it is expected our cost structure will increase on a stand-alone basis. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following our separation from DG, we will perform these functions using our own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by DG under transition services agreements, which are planned to extend for a period of 3 to 12 months in most circumstances. In addition to the transition services agreements, effective upon the distribution, we intend for certain intercompany arrangements to be converted into third-party contracts.

        DG uses a centralized approach to cash management and financing of its operations, excluding debt where we are the legal obligor. The majority of our cash is transferred to DG daily, and DG funds our operating and investing activities as needed. Cash transfers to and from DG's cash management accounts are reflected in "Parent company investment."

        The combined financial statements include certain assets and liabilities that have historically been held at the DG corporate level but are specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by DG at the corporate level are not specifically identifiable to the Company and therefore were not allocated to us for any of the periods presented. Cash and cash equivalents in our combined balance sheets primarily represent cash held locally by entities included in our combined

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

1. Basis of Presentation (Continued)

financial statements. DG third-party debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor of the debt and amounts outstanding were paid off as part of DG's Merger with Extreme Reach. See Note 16.

2. Summary of Significant Accounting Policies

  Revenue Recognition

        We derive revenue primarily from volume-based fees for using our online ad serving platforms. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

        We offer online advertising campaign management and deployment products. These products allow publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served. In some instances, we charge a flat fee for a campaign and recognize revenue ratably over the time of the campaign.

  Seasonality

        Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of long-lived assets, the adequacy of our allowance for doubtful accounts and credit memo reserves, contingent consideration and income taxes. We base our estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        In connection with our purchase of MediaMind, in October 2011 we made the decision to transition our existing online customers over to the Sizmek platform (formerly the Media Mind platform) and cease using the Unicast online platform by mid-2012. As a result, effective October 1, 2011, we shortened the estimated remaining useful life of Unicast's capitalized software from 25 months to 9 months. During 2012 and 2011, we recorded additional depreciation expense of

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

$0.9 million and $0.5 million, respectively, which increased our net loss by $0.5 million and $0.3 million, respectively.

        In 2012, we recorded goodwill impairment charges totaling $219.6 million. See Note 5 for a discussion of the risk of a future impairment of our goodwill.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with original maturities of three months or less. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States and Israel.

  Restricted Cash

        Restricted cash relates principally to (i) funding of Israeli statutory employee compensation, (ii) required cash balances for foreign currency forward contracts and options, and (iii) security deposits on leased property.

  Short-Term Investments

        Short-term investments at December 31, 2012 consisted of liquid investments (e.g., certificates of deposit) with an original maturity of more than three months and a remaining maturity of twelve months or less.

  Accounts Receivable and Allowances

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less allowances for doubtful accounts and credit memos. We maintain allowances for doubtful accounts and credit memos on an aggregate basis, at a level we consider sufficient to cover estimated losses in the collection of our accounts receivable and credit memos expected to be issued. The allowance is based primarily upon known troubled accounts, the collectability of specific customer accounts and customer concentrations, with consideration given to current economic conditions and trends. We charge off accounts receivable after reasonable collection efforts are made.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

useful life of the asset. The estimated useful lives of our capital assets (excluding capital assets obtained in the purchase of a business) are principally as follows:

Category	Useful Life
Software—internally developed software costs	3 - 5 years
Software—purchased	4 years
Computer equipment	4 years
Furniture and fixtures	5 years
Network equipment	5 years
Machinery and equipment	7 years

  Long-Term Investments

        During 2012, we made a $1.5 million equity investment in a company that was developing a web-based audience and content measurement platform. Later in 2012, we determined that our investment was impaired and wrote-off the investment. During 2011, we acquired available for sale equity securities with an original cost of $1.2 million. At the end of 2011, these securities had increased in value to $1.5 million. During 2012, these securities declined substantially in value to about $0.3 million. We determined the decline in value was an other than temporary impairment and, as a result, recorded an impairment charge in the amount of $0.9 million (cost basis of $1.2 million less fair value of $0.3 million). The two charges are recorded in "interest (income) and other expense, net" in the accompanying statements of operations.

  Leases

        We lease certain properties under operating leases, generally for periods of 3 to 10 years. Some of our leases contain renewal options and escalating rent provisions. For leases that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the combined balance sheets. See "Leases" under Note 12 for additional information regarding our lease commitments.

  Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life, which generally ranges from three to five years.

        Depreciation of capitalized software development costs for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $2.9 million and $1.3 million, respectively. The net book value of capitalized software development costs was $13.3 million and $5.6 million as of December 31, 2013 and 2012, respectively.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

  Derivative Financial Instruments

        We enter into foreign currency forward contracts and options to hedge a portion of the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel ("NIS") and the U.S. Dollar. These transactions are designated as cash flow hedges, as defined by Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging."

        ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in our balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures." For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings (various operating expenses) in the same period or periods during which the hedged transaction affects earnings.

        Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next 12 months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options. At December 31, 2013, we had $5.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million ($0.1 million asset, net of a $0.0 million liability). The net asset is included in "other current assets" and is expected to be recognized in our results of operations in the next 12 months. As a result of our hedging activities, in 2013 we incurred a gain of $0.9 million which is included in various operating expenses. At December 31, 2012, we had $13.0 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.4 million ($0.5 million asset, net of a $0.1 million liability). The $0.4 million unrecognized gain was recognized in the statement of operations (various operating expenses) during the 2013 period. At December 31, 2012, the accumulated gain, net of tax, of $0.4 million is recorded in accumulated other comprehensive loss (a balance sheet account). It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.7 million of cash in bank accounts with our counterparty, which we classify as restricted cash on our balance sheet.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income (Loss)

        Components of accumulated other comprehensive income (loss), net of tax, during the years ended December 31, 2013, 2012 and 2011, were as follows (in thousands):

	Unrealized Gain (Loss) on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$—	$—	$(78)	$(78)
OCI(L) before reclassifications	(815)	275	(1,299)	(1,839)
Amounts reclassified out of AOCL	531	—	—	531

Change during 2011	(284)	275	(1,299)	(1,308)

Balance at December 31, 2011	(284)	275	(1,377)	(1,386)
OCI(L) before reclassifications	143	(1,156)	490	(523)
Amounts reclassified out of AOCL	514	877	—	1,391

Change during 2012	657	(279)	490	868

Balance at December 31, 2012	373	(4)	(887)	(518)
OCI(L) before reclassifications	521	1,768	(311)	1,978
Amounts reclassified out of AOCL	(778)	—	—	(778)

Change during 2013	(257)	1,768	(311)	1,200

Balance at December 31, 2013	$116	$1,764	$(1,198)	$682

        The following table summarizes the reclassifications from accumulated other comprehensive income to the combined statement of operations for the year ended December 31, 2013 (in thousands):

	Amounts Reclassified out of AOCI
	Year Ended December 31, 2013	Affected Line Items in the Combined Statement of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$101	Cost of revenues
Foreign currency derivatives	56	Sales and marketing
Foreign currency derivatives	571	Research and development
Foreign currency derivatives	154	General and administrative
Foreign currency derivatives	(17)	Interest income and other, net

Total before taxes	865
Tax amounts	(87)

Income after tax	$778

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. Such events or circumstances may include operating results lower than previously forecasted or declines in future expectations of our operating results, or other significant negative industry trends. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill. We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting unit's goodwill exceeds its implied fair value. During 2012 we recorded goodwill impairment losses totaling $219.6 million related to our only reporting unit. See Note 5 for a discussion of the risk of a future impairment of our goodwill.

  Long-Lived Assets

        We assess our long-lived assets, including acquired intangibles, for potential impairment whenever certain triggering events occur. Events that may trigger an impairment review include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the use of our assets or the strategy for our overall business; and

  •
  significant negative industry or economic trends.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

        If we determine the carrying value of our long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting the risk inherent in the projected cash flows.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from 3 to 12 years. See Note 5 for additional information.

  Foreign Currency Translation and Measurement

        We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in business capital. Gains or losses from measuring foreign currency transactions into the functional currency are included in our statements of operations.

  Research and Development Expenses

        Research and development expenses mainly include costs associated with maintaining our technology platforms and are expensed as incurred.

  Acquisition, Integration and Other Expenses

        Acquisition, integration and other expenses generally include expenses incurred in acquiring a business (e.g., investment banking fees, legal fees) and costs to integrate the acquired operations

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

(e.g., severance pay, office closure costs). A summary of our acquisition, integration and other expenses is as follows (in thousands):

Description	2013	2012	2011
Investment banking fees	$—	$—	$8,761
Legal, accounting and due diligence fees	—	644	3,644
Severance	569	2,970	1,094
Strategic alternatives(1)	4,078	—	—
MediaMind preacquisition liability	720	—	—
Integration costs	321	1,655	526
Other	189	683	546

Total	$5,877	$5,952	$14,571

(1)
Costs incurred for strategic alternatives include those in connection with our separation from DG and DG's merger with Extreme Reach. See Note 1—Basis of Presentation.

        Severance costs incurred by the Company resulted from consolidating the workforces of MediaMind, EyeWonder, and Unicast and eliminating redundancy. All costs shown above were paid in the period the expense was recognized, or shortly thereafter. As of December 31, 2013, our integration efforts were complete.

  Share-Based Payments

        The Company participates in DG's compensation programs that include equity-based incentive programs. The underlying equity-based award relates to shares of DG's common stock, not to the equity of the Company itself. Immediately prior to completing the spin-off and merger transaction, all outstanding equity awards became fully vested and were converted into shares of DG stock, to the extent the award had an intrinsic value. Equity awards with no intrinsic value were cancelled. Following the spin-off, Sizmek did not assume any equity award previously issued by DG.

        From time to time, DG authorized the issuance of stock options, restricted stock and restricted stock units to Company employees. We recognize an allocated cost equal to the cost recognized by DG for the share-based payment. Allocations of share-based payments can also arise from acquisitions when DG agrees to assume the share-based obligations of the acquired company on our behalf; such as the case in our acquisition of MediaMind.

        We recognize compensation expense based on the estimated fair value of the share-based payments. The fair value of restricted stock and restricted stock units is based on the closing price of DG's common stock the day prior to the date of grant. The fair value of stock options is calculated using the Black-Scholes option pricing model. Share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the relevant service period.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

        We were allocated $6.4 million, $8.9 million and $6.9 million in share-based compensation expense related to stock options, restricted stock and restricted stock units during the years ended December 31, 2013, 2012 and 2011, respectively. The equity awards and related stock-based compensation are specific to DG and are not necessarily representative of what the awards and related expenses for the Company would be if it had been a stand-alone entity.

  Income Taxes

        The Company's results of operations have historically been included in the combined federal income tax and various state income tax returns of DG. The income tax amounts reflected in the accompanying financial statements have been allocated based on taxable income (loss) directly attributable to the Company on a stand-alone basis. Management believes that the assumptions underlying the allocation of income taxes are reasonable. However, the amounts allocated for income taxes in the accompanying financial statements are not necessarily indicative of the amount of income taxes that would have been recorded had the Company been operated as a separate, stand-alone entity.

        We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. The U.S. federal and state tax losses generated by the Company in 2013, 2012 and 2011 were, or will be, all utilized by DG, the parent company of the group, in its consolidated U.S. tax return. We are reflecting these U.S. federal and state tax losses generated by the Company as a distribution to DG for the year that they were, or will be, included in the DG's U.S. tax returns. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The need for a valuation allowance is assessed each year. The Company forecasts the reversals of its deferred tax assets and liabilities in determining the need for a valuation allowance based on this forecast. For 2011, the Company was in a net deferred tax liability position, resulting in no valuation allowance. For 2013 and 2012, a valuation allowance was recorded. In 2011, any ending deferred tax assets for tax losses are related to actual tax losses carried forward into 2012 for the Company. In 2012, any ending deferred tax assets for tax losses are related to actual amounts that are carried forward into 2013 from the acquisition of Peer39. The tax balances and income tax expense recognized by us are based on our interpretation of the tax statutes of multiple jurisdictions and judgment. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our combined results of operations or financial position.

        We account for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining whether the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We reevaluate our income tax positions periodically to consider

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

        We include interest related to tax issues as part of income tax expense in our combined financial statements. We record any applicable penalties related to tax issues within the income tax provision.

  Business Combinations

        Business combinations are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Operating results of acquired businesses are included in our results of operations from the respective dates of acquisition. See Note 3 for additional information on our acquisitions.

  Financial Instruments and Concentration of Credit Risk

        Financial instruments that could subject us to a concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Generally, our cash is held at large financial institutions in the United States and Israel. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We believe that a concentration of credit risk related to our accounts receivable is limited because our customers are geographically dispersed and the end users are diversified across several industries. Our receivables are principally from advertising agencies and direct advertisers. Our receivables and related revenues are not contingent on our customers' sales or collections. We believe the fair value of our accounts receivable approximate their carrying value.

  Debt

        These carve-out financial statements do not attribute any of DG's debt to us since (i) if the transactions discussed in Note 1 are completed as planned, all of DG's debt will be paid off prior to or simultaneous with the spin-off of the Company, or (ii) if the transactions are not completed, the spin-off will not occur. Presently, however, the Company's U.S. subsidiaries have guaranteed the debt and its U.S. assets are pledged as collateral for DG's debt ($378.0 million at December 31, 2013) and its cash flows are used in part to fund DG's debt service obligations. Historically, the Company's cash flows have been negative or nominal and have not been a significant factor in servicing DG's debt.

  Reclassifications

        For 2012, we reclassified $0.6 million of share-based compensation expense to general and administrative expense from sales and marketing expense to be consistent with the line item where the respective employee's cash compensation was captured.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

  Recently Adopted and Recently Issued Accounting Guidance

  Adopted

        Effective January 1, 2013, we adopted ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. Presently, our only indefinite long-lived intangible asset is goodwill. The adoption of ASU 2012-02 did not have a material impact on our combined financial statements.

        Effective January 1, 2013, we adopted ASU 2013-02, "Comprehensive Income (Topic 350)" which requires entities to disclose information showing the effect of items reclassified from accumulated other comprehensive income (loss) to the line items in the statement of operations. The provisions of this new guidance were effective prospectively beginning January 1, 2013. Accordingly, we have included enhanced footnote disclosure for the year ended December 31, 2013 in Note 2. Other than the additional disclosure, the adoption of ASU 2013-02 did not have a material impact on our combined financial statements.

  Issued

        In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 amends the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our combined financial statements.

3. Acquisitions

        Over the last three years, we acquired four businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, and global digital distribution network, and/or to better serve the advertising community. We expected to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

3. Acquisitions (Continued)

the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Republic Project	October 4, 2013	$1.4	Cash
Peer 39	April 30, 2012	15.7	Cash/Stock
EyeWonder	September 1, 2011	61.0	Cash
MediaMind	July 26, 2011	499.3	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. Accordingly, the operating results for the periods presented are not entirely comparable due to these acquisitions and related costs. In each acquisition, the excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

  Purchase of Republic Project

        On October 4, 2013, we acquired the assets and operations of privately-held Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.1 million in cash, a $0.3 million deferred payment obligation and contingent consideration we valued at zero. The contingent consideration payment ranges from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $0.3 million to customer relationships, $0.6 million to developed technology and $0.4 million to noncompetition agreements. The customer relationships, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 5 years, 4 years and 4 years, respectively. The weighted average amortization period is 4.2 years. The intangible assets created in the acquisition are deductible for tax purposes. For 2013, we recognized $0.1 million of revenue and a $0.3 million loss before income taxes from Republic Project in our combined results of operations. The Republic Project purchase price allocation is final.

  Purchase of Peer39

        On April 30, 2012, we acquired Peer39, Inc. ("Peer39"), a provider of webpage level data for approximately $15.7 million in cash, shares of DG's common stock and an installment payment. Peer39, based in New York City, is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer39 analyzes web pages in terms of quality, safety and brand category allowing advertisers to make better buying decisions. In connection with the transaction, (i) we paid $10.1 million in cash, (ii) DG issued 357,143 shares of its common stock and (iii) we agreed to pay up to $2.3 million in an installment payment within one year of the acquisition. The installment payment represented amounts held by the Company to be used for unrecorded liabilities or other unreported claims that may have existed on the

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

3. Acquisitions (Continued)

purchase date. In addition, we incurred approximately $0.5 million in costs to complete the acquisition which are included in acquisition, integration, and other expenses.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. In 2012 we finalized the Peer39 purchase price allocation. The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 10 years, 6 years and 4 years, respectively. The weighted average amortization period is 7.1 years. The goodwill and intangible assets created in the acquisition are not deductible for income tax purposes. The acquired assets include $0.8 million of gross receivables which we recognized at their estimated fair value of $0.8 million. For 2012, we recognized $4.4 million of revenue and a $1.4 million loss before income taxes from Peer39 in our results of operations.

  Purchase of EyeWonder and Transfer Majority of Chors

        On September 1, 2011, we paid $61.0 million in cash to acquire all the equity interests of EyeWonder LLC ("EyeWonder") and chors GmbH (a German limited liability company "Chors") from Limelight Networks, Inc. ("Limelight"). EyeWonder is a leading provider of interactive digital advertising products and services, including online video and rich media solutions. The $61.0 million purchase price excluded $5 million we held back to fund allowable transaction related costs in the first year after the acquisition. Within one-year of the purchase date, we spent the entire $5 million fund on transaction costs we believe are allowable and therefore have not recognized any amount as a payable to the EyeWonder seller. As part of the EyeWonder purchase agreement, we agreed to collect receivables on behalf of the EyeWonder seller. At December 31, 2013, we had $2.0 million included in our receivables attributable to acquired balances and had an offsetting payable to the EyeWonder seller. See Note 6.

        On April 2, 2012, in consideration of $0.1 million, we transferred the majority of the assets, agreements and employees of Chors to 24/7 Real Media Deutschland GmbH ("24/7 Germany"), a German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm. For the three months ended March 31, 2012, we reported $1.3 million of revenue and $0.3 million of income before income taxes from Chors. We did not report a significant gain or loss in connection with the transfer.

        The purchase price was paid from cash on hand. In connection with the acquisition, we incurred transaction costs of $1.9 million, which are included in acquisition, integration and other expense. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation was finalized during 2012. Substantially all of the goodwill and other intangible assets created in the acquisition are deductible for income tax purposes. We are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 12 years, 5 years, 3 years and 3-5 years, respectively. The acquired assets included $10.1 million of gross receivables, which we recognized at their estimated fair value of $10.1 million. For 2011, we recognized $12.4 million of revenue and a $0.9 million loss before income taxes from EyeWonder in our combined results of operations.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

3. Acquisitions (Continued)

  Purchase of MediaMind

        On July 26, 2011, pursuant to a tender offer and subsequent merger, we acquired all of the outstanding shares of MediaMind Technologies, Inc. ("MediaMind"), for $499.3 million in cash, which includes $71.4 million paid to the holders of vested stock options that were "in-the-money." In addition, we incurred transaction costs of $11.7 million, which are included in acquisition, integration and other expense.

        MediaMind, with its principal office located in Herzliya, Israel, is a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers. MediaMind provides its customers with an integrated campaign management platform that helps advertisers and agencies manage their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. Using the campaign management platform, MediaMind's customers can plan, create, deliver, measure, track and optimize their digital media campaigns. MediaMind markets its services directly in the United States and through its subsidiaries in several countries including Israel, the United Kingdom, France, Germany, Australia, Spain, Japan, China, Mexico and Brazil.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation was finalized during 2012.

        The goodwill and other intangible assets created in the acquisition are not deductible for income tax purposes. We are amortizing customer relationships, trade name, developed technology and noncompetition agreements over 11 years, 10 years, 4 years and 5 years, respectively. The acquired assets included $32.7 million of gross receivables, which we recognized at their estimated fair value of $32.3 million. For 2011, we recognized $45.2 million of revenue and a $2.5 million loss before income taxes from MediaMind in our results of operations.

  Purchase Price Allocations

Category	Republic Project	Peer 39	EyeWonder	MediaMind
Current assets	$0.1	$2.4	$13.4	$139.0
Property and equipment	—	0.7	2.3	9.1
Other assets	—	0.5	1.6	12.7
Customer relationships	0.3	3.1	10.7	62.4
Trade names	—	0.2	1.8	10.0
Developed technology	0.6	1.8	1.3	14.3
Noncompetition agreements	0.4	1.0	2.2	7.6
Goodwill	—	7.2	43.4	292.1

Total assets acquired	1.4	16.9	76.7	547.2
Less deferred tax liabilities	—	—	(2.3)	(19.3)
Less other liabilities assumed	—	(1.2)	(13.4)	(28.6)

Net assets acquired	$1.4	$15.7	$61.0	$499.3

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

3. Acquisitions (Continued)

  Pro Forma Information

        The following pro forma information presents our results of operations for the years ended December 31, 2013, 2012 and 2011 as if the acquisitions of Republic Project, Peer39, EyeWonder and MediaMind had occurred on January 1, 2011 (in thousands). A table of actual amounts is provided for reference.

	As Reported Years Ended December 31,			Unaudited Pro Forma Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenue	$161,132	$140,652	$77,486	$161,407	$141,687	$153,012
Net loss	(4,711)	(238,206)	(17,773)	(5,568)	(239,392)	(42,598)

4. Property and Equipment, Net

        Property and equipment were as follows (in thousands):

	December 31,
	2013	2012
Internally developed software costs	$16,812	$10,426
Network equipment	13,418	11,213
Computer equipment	5,194	4,148
Purchased software	3,189	1,922
Leasehold improvements	2,959	2,323
Furniture and fixtures	1,905	1,551
Machinery and equipment	433	403

	43,910	31,986
Less accumulated depreciation	(17,908)	(13,376)

	$26,002	$18,610

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

5. Goodwill and Intangible Assets, net

  Goodwill

        The Company operates as a single reporting unit. Changes in the carrying value of our goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2011	$369,192	$(22,738)	$346,454
Purchase of Peer 39	7,225	—	7,225
Impairment loss	—	(219,593)	(219,593)

Balance at December 31, 2012	376,417	(242,331)	134,086
2013 activity	—	—	—

Balance at December 31, 2013	$376,417	$(242,331)	$134,086

        We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of our online reporting unit to its carrying value. If the fair value of our online reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of our online reporting unit is less than its carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the reporting unit's fair value is allocated to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. At December 31, 2013, we performed our annual goodwill impairment test for our online reporting unit and determined it was not impaired.

  Risk of Future Impairment

        At December 31, 2013, based on a variety of methods including a discounted cash flow model (a Level 3 fair value measurement) that uses our internal forecast, we determined the fair value of our online reporting unit was only 5% in excess of its carrying value. In preparing our discounted cash flow model, we make assumptions about future revenues and expenses to determine the cash flows that will result from the online reporting unit.

        As with any forecast, there is substantial risk the forecasted cash flows of our online reporting unit may fall short of our expectations. If actual or expected future cash flows should fall sufficiently below our current forecast, it is likely we would be required to record another goodwill impairment charge. Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

        Further, the market value of our common stock plus a reasonable control premium is an indicator of the fair value of the Company. If the market value of our common stock should decline sufficiently

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

5. Goodwill and Intangible Assets, net (Continued)

from its initial trading value for an extended period of time, it would likely cause us to conclude that our goodwill is impaired and we would be required to record another goodwill impairment charge.

  2012 Goodwill Impairment Loss

        We made two significant acquisitions in the third quarter of 2011 (MediaMind and EyeWonder) that created a significant amount of goodwill for our online reporting unit (see Note 3). In testing our goodwill for possible impairment at December 31, 2011, we determined that the fair value (using a variety of methods, including discounted cash flows) of our online reporting unit was 6% in excess of its carrying value. At each of March 31, 2012 and June 30, 2012, we continued to monitor our Company's goodwill and determined an interim goodwill impairment test was not required.

        During the third quarter of 2012, we determined that indicators of potential impairment existed for the online reporting unit requiring us to perform an interim goodwill impairment test. These indicators included (i) revenues and operating results sufficiently below our earlier forecasts, which prompted us to revise our future forecasts, and (ii) weaker market conditions and trends than expected.

        As a result, during the third quarter of 2012 we conducted an interim goodwill impairment test. We estimated the fair value of the online reporting unit using a weighting of fair values derived from an income approach and a market approach (both Level 3 fair value measurements). Under the income approach, we calculated the fair value of the online reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates, including revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with our business and the projected cash flows. The market approach estimates fair value based on market multiples of revenue and earnings of comparable publicly-traded companies that have similar operating and investment characteristics.

        Upon estimating the fair value of our goodwill, we determined it was less than its carrying value. As a result, we performed the second step of the impairment analysis and allocated the fair value to the estimated fair values of each of our assets and liabilities (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of our goodwill was $208.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2012. At December 31, 2012, we performed our annual goodwill impairment test and our estimated future cash flows decreased from those projected in the third quarter resulting in an additional goodwill impairment charge of $11.4 million.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

5. Goodwill and Intangible Assets, net (Continued)

  Intangible Assets

        Intangible assets were as follows at December 31, 2013 and 2012 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2013
Customer relationships	11.0	$80,154	$(18,384)	$61,770
Trade name	9.3	12,881	(3,773)	9,108
Developed technology	4.2	19,416	(11,633)	7,783
Noncompetition agreements	4.6	11,251	(5,593)	5,658

Total intangible assets	9.2	$123,702	$(39,383)	$84,319

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2012
Customer relationships	10.9	$81,691	$(12,895)	$68,796
Trade name	9.3	12,878	(2,300)	10,578
Developed technology	4.2	18,840	(7,094)	11,746
Noncompetition agreements	4.6	10,798	(3,166)	7,632

Total intangible assets	9.1	$124,207	$(25,455)	$98,752

        Intangible assets are initially stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for amortization expense and any impairment losses recognized. Net intangible assets decreased during the year ended December 31, 2013 as a result of amortization expense, partially offset by our acquisition of Republic Project (see Note 3). Amortization expense related to intangible assets totaled $15.8 million, $15.4 million and $7.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. The estimated future amortization of our intangible assets as of December 31, 2013 is as follows (in thousands):

Future Amortization
2014	$15,466
2015	13,320
2016	10,219
2017	8,910
2018	8,374
Thereafter	28,030

Total	$84,319

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

6. Other Assets and Liabilities

        Other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Tax deposits and prepayments	$5,204	$8,903
Prepaid expenses	782	859
Security deposits and other	831	1,012

Total	$6,817	$10,774

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Employee compensation	$6,674	$8,653
Taxes payable	3,429	2,946
Working capital adjustment due to EyeWonder seller	2,025	2,799
Installment payment due to Peer39 seller	—	2,331
Revenue earnout (Note 7)	—	201
Other	5,831	5,237

Total	$17,959	$22,167

        Other non-current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Israeli statutory employee compensation	$4,921	$5,575
Deferred rent	1,476	1,334
Other	488	—

Total	$6,885	$6,909

7. Fair Value Measurements

        ASC 820, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

        ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

7. Fair Value Measurements (Continued)

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

  Financial Assets and Liabilities Measured on a Recurring Basis

        We have classified our assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

        The tables below set forth by level assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012. The carrying values of our accounts receivable and accounts payable approximates their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at December 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives /options	(a)	$—	$137	$—	$137
Marketable equity securities	(b)	2,105	—	—	2,105

Total		$2,105	$137	$—	$2,242

Liabilities:
Revenue earnout payable	(c)	$—	$—	$—	$—

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

7. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2012
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives /options	(a)	$—	$445	$—	$445
Marketable equity securities	(b)	337	—	—	337

Total		$337	$445	$—	$782

Liabilities:
Revenue earnout payable	(c)	$—	$—	$201	$201

(a)
Included in other current assets.

(b)
Included in other non-current assets.

(c)
Included in accrued liabilities.

        Our marketable equity securities relate to a single issuer that had an original cost basis of $1.2 million. During 2012 we determined the decline in value was other than temporary and, as a result, we recorded an impairment charge of $0.9 million, resulting in an adjusted cost basis of $0.3 million. The currency forwards/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments.

        In connection with an acquisition of a business, we sometimes include a contingent consideration component of the purchase price based on future revenues. We estimate future revenues based on historical revenues and certain other factors. The revenue earnouts sometimes require a minimum level of revenues before any earnout payment becomes due. Accordingly, there can be significant volatility in the revenue earnout liability. Each reporting period, we update our estimate of the future revenues of each earnout party and the corresponding earnout levels achieved, discounted to their present values. The change in fair value is recorded in cost of revenues in the accompanying combined statements of operations. The following table provides a reconciliation of changes in the fair value of our Level 3 liabilities (in thousands):

	Revenue Earnout Payable
	2013	2012	2011
Balance at beginning of year	$201	$935	$—
Additions	—	—	935
Payments	(201)	—	—
Change in fair value recognized in earnings	—	(734)	—

Balance at end of year	$—	$201	$935

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

7. Fair Value Measurements (Continued)

        In connection with the acquisition of Republic Project, we agreed to a contingent consideration component of the purchase price based on future revenues and adjusted EBITDA. As of December 31, 2013, we do not expect to make any payments with respect to this contingent consideration arrangement. See Note 3—Purchase of Republic Project.

  Short-Term Investments

        At December 31, 2012 our short-term investments of $0.3 million consisted of certificates of deposit that were held in banks located in Israel. The certificates of deposit were considered held-to-maturity securities as we had the ability and intent to hold them to maturity. They are carried at amortized cost which approximates fair value.

  Financial Assets and Liabilities Measured on a Nonrecurring Basis

        Except for the impairments of our goodwill during 2012 (a Level 3 fair value measurement), we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis. See Note 5.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes

        The components of loss before income taxes were as follows (in thousands):

	2013	2012	2011
United States	$(13,386)	$(240,160)	$(20,114)
Foreign	6,495	(8,405)	(2,950)

Total	$(6,891)	$(248,565)	$(23,064)

        Components of the benefit for income taxes were as follows (in thousands):

	2013	2012	2011
Current:
U.S. federal	$(100)	$—	$—
State	—	3	2
Foreign	2,692	1,107	1,385

Total current	2,592	1,110	1,387

Deferred:
U.S. federal	(1,353)	(10,295)	(4,394)
State	(523)	(1,704)	(1,510)
Foreign	(2,896)	530	(774)

Total deferred	(4,772)	(11,469)	(6,678)

Benefit for income taxes	$(2,180)	$(10,359)	$(5,291)

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes (Continued)

        Components of net deferred tax liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities not yet deductible	$1,378	$1,735
Federal and State net operating loss ("NOL") carryforwards	5,653	6,383
Stock-based compensation	1,568	1,592
Other	714	785

Total deferred tax assets	9,313	10,495
Less valuation allowance	(4,178)	(6,079)

Deferred tax assets after valuation allowance	5,135	4,416
Deferred tax liabilities:
Accounts receivable allowances	—	(111)
Purchased intangibles	(11,703)	(15,738)
Property and equipment	(1,049)	(932)
Other	—	(24)

Total deferred tax liabilities	(12,752)	(16,805)

Net deferred tax liabilities	$(7,617)	$(12,389)

        Reconciliation to combined balance sheets (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Current	$472	$843
Noncurrent	329	—
Deferred tax liabilities:
Current	(94)	(36)
Noncurrent	(8,324)	(13,196)

Net deferred tax liabilities	$(7,617)	$(12,389)

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes (Continued)

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2013	2012	2011
Federal statutory tax rate	35%	35%	35%
Expected tax benefit	$(2,412)	$(86,998)	$(8,073)
State and foreign income taxes, net of federal (benefit)	(3,586)	(1,907)	(1,075)
Non-deductible compensation	1,168	2,745	1,518
Non-deductible business combination transaction costs	87	208	1,895
Non-deductible goodwill impairment charges	—	67,418	—
Change in valuation allowance	2,517	6,079	—
Change in uncertain tax positions	(62)	—	1,701
Other	108	2,096	(1,257)

Benefit for income taxes	$(2,180)	$(10,359)	$(5,291)

        The benefit for income taxes has been computed as if we were a stand-alone entity and filed separate tax returns. If we had filed separate tax returns, the Company would have generated U.S. federal and state NOLs. Those hypothetical NOLs and corresponding benefits were fully utilized by the parent in the same period. For the losses incurred in the financial statement periods, the Company evaluated whether or not such losses could be realized if the Company did not have the benefit of filing a consolidated income tax return with its parent company. In 2013, the Company determined under ASC 740, $1.5 million of such losses were not realizable and therefore tax benefits for losses generated and contributed to parent were not provided. These unbenefited losses are included as part of the change in valuation allowance in the table above. These unbenefited losses did not result in additional valuation allowance on the balance sheet, as they were contributed through net parent funding/equity. Any U.S. tax benefit utilized by the parent is reclassified to net parent funding in the same period. Any valuation allowance and corresponding tax expense relate to separate company deferred tax assets, mainly acquired NOLs that will be carried forward into 2014. During 2011, we recorded a deferred tax asset for NOL carryforwards in purchase accounting. The benefit of those acquired tax attributes has been utilized by the parent in 2011, 2012, and 2013.

        Any tax attributes utilized by the parent are reclassified to business capital in the same period. As of December 31, 2013, we had NOL carryforwards with a tax-effected carrying value of approximately $4.5 million and $0.7 million for federal and state purposes, respectively. Our federal NOLs will expire in 2031. Utilization of these carryforwards will be limited on an annual basis as a result of previous

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes (Continued)

business combinations pursuant to Section 382 of the Internal Revenue Code. Expected future limitations are as follows (in thousands, amounts shown are not tax effected):

Years	Annual Limitation
2014 - 2016 (per year)	$1,436
2017	770
2018 - 2031 (per year)	548

        We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Given our history of losses, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely than not. As such, we have maintained a valuation allowance on deferred tax assets to the extent they exceed our deferred tax liabilities in the same jurisdiction. We will continue to reassess the valuation allowance quarterly, and if future events or sufficient evidence exists to suggest such amounts are more likely than not to be realized, a tax benefit will be recorded to adjust the valuation allowance.

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During 2011, we recognized a liability for uncertain tax positions in the amount of $1.7 million. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the year ended December 31, 2013, we recognized $0.2 million of interest or penalties related to uncertain tax positions in our combined financial statements. For the years ended 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in our financial statements. At December 31, 2013 and 2012, $0.2 million and $0.0 million of interest and penalties were included in our combined balance sheets, respectively.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes (Continued)

        The change in unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011, was as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1.8	$1.8	$—
Additions for tax positions related to the current year	—	—	1.7
Additions for tax positions related to prior years	—	—	0.1
Subtractions for tax positions related to prior years	(0.1)	—	—

Balance at end of year	$1.7	$1.8	$1.8

        The majority of our unrecognized tax benefit, if recognized, would affect our overall effective tax rate.

        The following is a brief summary of the material Israeli income tax laws applicable to us, and certain Israeli Government programs that benefit us. Israeli companies are generally subject to corporate tax at the rate of 25% of their taxable income. However, the effective tax rate payable by a company which qualifies as an Industrial Company that derives income from an Approved Enterprise, a Preferred Enterprise or a Beneficiary Enterprise may be considerably less. Accordingly, MediaMind Technologies Ltd.'s income attributed to its Approved Enterprise and Beneficiary Enterprise program is subject to a reduced corporate tax rate of 10% to 25%. The entitlement to the above benefits is conditional upon MediaMind Technologies Ltd. fulfilling the conditions stipulated by the Investment Law, regulations published thereunder and the certificates of approval for the specific investments in Approved Enterprises. Should MediaMind Technologies Ltd. fail to meet such requirements in the future, income attributable to its Approved Enterprise or Beneficiary Enterprise programs could be subject to the statutory Israeli corporate tax rate, and MediaMind Technologies Ltd. could be required to refund the tax benefits already received with respect to such program, in whole or in part, including interest. We believe we are in compliance with the Israeli income tax laws applicable to us.

        We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2009 through 2012 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2007 through 2013 and 2008 through 2013, respectively. We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.

        As of December 31, 2013, the aggregate undistributed earnings of our non-U.S. subsidiaries subject to indefinite reinvestment totaled $0.7 million. Should we make a distribution in the form of dividends or otherwise, we may be subject to additional income taxes. The unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is estimated to be $0.2 million as of

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

8. Income Taxes (Continued)

December 31, 2013. This assumes we will not be able to recognize the benefits of a foreign tax credit upon remittance of the foreign earnings due to expected losses in the United States.

9. Employee Benefit Plan

        The Company participated in DG's 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum (in 2013, $17,500 for employees under age 50, $23,000 for employees over age 49). We match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. During 2013, 2012 and 2011, we made matching contributions on behalf of our employees of approximately $252,000, $261,000 and $185,000, respectively.

10. Participation in DG's Stock Plans

        Certain of our employees participate in DG's compensation programs that include equity-based incentive programs. DG allocates the cost of our employees' participation in its share-based award plans to us. We do not have any equity incentive plans ourselves, but merely receive an allocation of the cost from DG. In addition, DG allocates the cost of share-based awards for their corporate services personnel who provide services to us. The following table summarizes DG's cost allocation to us for our employees (excludes allocated portion of share-based awards of DG corporate services personnel) who participate in their plans for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	$2,859	$6,940	$5,581
Restricted stock units ("RSUs")	530	168	—

  Stock Options

        Employees of the Company have participated in DG's equity based incentive programs. Immediately prior to completing the spin-off and merger transaction, all outstanding equity awards became fully vested and were converted into shares of DG common stock, to the extent the award had an intrinsic value. Equity awards with no intrinsic value were cancelled. Following the spin-off, Sizmek did not assume any equity award previously issued by DG.

        In 2013, 2012, and 2011, our employees were awarded DG stock options to purchase none, 120,000 and 1,290,987 shares of DG's common stock, respectively. Except for options issued to replace options assumed in the MediaMind acquisition, all stock options vest over a four year period and have a ten year contractual life. As part of the MediaMind acquisition, DG assumed all unvested options that were outstanding at the date of the acquisition and replaced them with DG stock options with a similar fair value as of the date of the acquisition. Vesting of the replacement awards was in accordance with the original vesting schedule of MediaMind stock options. DG issued 1,153,300 stock options with a weighted average exercise price of the $16.63 to replace the MediaMind options. The weighted average exercise price for all options granted during 2012 and 2011 was $9.20 and $16.94, respectively.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

10. Participation in DG's Stock Plans (Continued)

        As of December 31, 2013, our employees had remaining unamortized expense related to DG stock options of approximately $1.4 million for previously granted stock options. The weighted average period over which this cost will be recognized is approximately 1.1 years (without regard to any acceleration of vesting, such as with the Extreme Reach transaction).

        The fair value of stock options issued to our employees is calculated using the Black-Scholes option pricing model. The various inputs used to determine fair value are specific to DG and are not necessarily representative of what the inputs for the Company would be if it had been a stand-alone entity.

  Restricted Stock Units

        During 2013 and 2012, certain employees of the Company were granted RSUs of DG. The RSUs were granted to recipients at no cost. Restrictions on transfer lapse over a three year period. The original fair value of each award was equal to the fair value of DG's common stock on the date of grant. The total fair value of the RSU awards granted to our employees during 2013 and 2012 was $1.0 million and $1.2 million, and the weighted-average fair value per share was $6.20 and $10.04, respectively.

        As of December 31, 2013, the Company had remaining unamortized expense related to RSUs of approximately $1.3 million for previously granted awards. The weighted average period over which this cost will be recognized is approximately 1.9 years (without regard to any acceleration of vesting).

  Share-based Compensation Allocated to The Company

        Costs related to certain members of DG's executive team and others who provide corporate-related services to the Company have been allocated to the Company in these financial statements. A portion of the share-based compensation related to these corporate services personnel has also been allocated. For the years ended December 31, 2013, 2012, and 2011, share-based compensation in the amount of $3.0 million, $1.8 million and $1.5 million has been allocated to the Company related to corporate services. See Note 11.

        On February 7, 2014, Extreme Reach completed the merger with DG. Pursuant to the merger agreement, immediately prior to closing all outstanding and unvested RSUs and stock options became fully vested. The RSUs were converted into shares of DG's common stock and in-the-money stock options were converted into shares of DG's common stock on a net exercise basis. After the conversions but prior to closing the merger transaction, DG's equity incentive plans were terminated. See Note 16.

11. Related Party Transactions

        DG provides certain management and administrative services to the Company. These services include, among others, accounting, treasury, audit, tax, legal, executive oversight, human resources, real estate, information technology and risk management. These expenses have been allocated to us on a basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. The accompanying financial statements include an allocation of these

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

11. Related Party Transactions (Continued)

corporate expenses (excluding share-based compensation) of approximately $9.1 million, $8.8 million and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. In addition, allocations of acquisition, integration and other expenses from DG to us were $4.3 million, $1.1 million and $13.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        Included in the above are allocated costs of DG's employee benefit plans and other employee incentives to the Company. Employee benefits and incentives include 401(k) matching contributions, participation in DG's long-term incentive compensation award plans and healthcare plans. The employee benefit and incentive costs are reflected in the statements of operations and are consistent with how the underlying employee's salary and other compensation costs have been recorded.

        DG and the Company consider the allocated cost for corporate services, employee benefits and incentives to be reasonable based on the utilization of services provided by DG. However, we believe the allocated costs for the services provided to us will differ from those that would result from transactions among third parties. See Note 1—Basis of Presentation regarding the Company's expectation that its corporate overhead expenses will increase following its separation from DG.

        In addition, DG primarily uses a centralized approach to cash management and financing of its operations with all related activity between the Company and DG reflected in business capital in the Company's balance sheets. The types of transactions include:

  •
  cash deposits from the Company that are transferred to DG's bank account on a regular basis;

  •
  cash infusions from DG to fund our operations, capital expenditures or acquisitions;

  •
  allocation of DG's corporate services, employee benefits and other incentives; and

  •
  intercompany charges for expenses related to facilities the Company shares with DG's other business segment.

        The following is a reconciliation of the amounts presented as "Net contributions from Parent" on the combined statement of changes in business capital and the amounts presented as "Net contributions from Parent" on the combined statements of cash flows (in thousands):

	2013	2012	2011
Net contributions from parent per the combined statement of changes in business capital	$13,262	$10,270	$502,093
Non-cash changes to business capital:
Stock-based compensation	(6,401)	(8,886)	(6,911)
Net operating loss carryforwards used by Parent	2,076	11,652	8,094
Non cash component Peer39 purchase price	—	(3,314)	—
Other non-cash transfers	—	20	16

Net contributions from parent per the combined statements of cash flows	$8,937	$9,742	$503,292

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

11. Related Party Transactions (Continued)

        As part of DG, the Company was dependent upon DG for much of its working capital and financing requirements. As of December 31, 2013, DG had outstanding debt of $378.0 million. Prior to closing the Merger on February 7, 2014, the Company's U.S. subsidiaries had guaranteed DG's debt; its U.S. based assets were pledged as collateral for the debt and its cash flows were used in part to fund DG's debt service obligations. Net contributions from DG are reflected on the balance sheets within business capital. Accordingly, none of DG's cash and cash equivalents or debt at the corporate level has been allocated to the Company in the accompanying financial statements. Additionally, certain assets and liabilities related to corporate services such as payroll and payroll tax accruals, prepaid insurance costs, certain employee benefit obligations and non-income related taxes that are funded from working capital are included in business capital in the balance sheets. Expenses associated with such assets and liabilities are included in the Company's statements of operations.

12. Commitments and Contingencies

  Litigation

        Although the Company is not a party to any of the litigation discussed below, under the Separation and Redemption Agreement that we entered into with DG in connection with the Spin-Off of our common stock to former DG stockholders, we have agreed to indemnify and hold harmless DG and its former directors for the costs of defending the case, and any damages that may be awarded to the plaintiff and purported class of former DG stockholders.

        On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler vs. certain officers and directors of Digital Generation, Inc., Case No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas. The action alleges breach of fiduciary duty, abuse of control and gross mismanagement related to DG's acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of Directors to find a strategic buyer for DG. The suit seeks damages, restitution, disgorgement, attorneys' fees and corporate governance reforms. On March 4, 2014, plaintiff filed a notice of nonsuit without prejudice.

        On January 14, 2014, a purported holder of common stock of Digital Generation, Inc. ("DG"), Equity Trading, filed a complaint in the Supreme Court of the State of New York, County of New York, Equity Trading v. Scott K. Ginsburg, et al., No. 050112/2014, on behalf of itself and all others similarly situated, against DG, all directors of DG, Extreme Reach, Inc. ("Extreme Reach") and Dawn Blackhawk Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), alleging breaches of fiduciary duty in connection with the Agreement and Plan of Merger, dated as of August 12, 2013, by and among Extreme Reach, Acquisition Sub and DG. The complaint sought an injunction barring the consummation of the transaction and unspecified monetary damages.

        On January 16, 2014, plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (plaintiff's "Request"), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014, on

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

12. Commitments and Contingencies (Continued)

plaintiff's Request. On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter to now be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). Defendants also submitted briefing in opposition to the Request. On January 28, 2014, plaintiff sent a letter to the U.S. District Court requesting that a hearing be scheduled on its Request no later than 10:00 a.m. on February 3, 2014. The U.S. District Court held a hearing on January 30, 2014 and denied the plaintiff's temporary injunction request.

        The Company believes plaintiff's allegations and its Request are without merit and intends to defend this action vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under DG's and our insurance coverage, which are subject to the applicable deductible and the limits of our policies.

  Leases

        We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to ten years and usually contain one or more renewal options. The table below summarizes our lease obligations for office and storage facilities, including amounts for escalating operating lease rental payments, at December 31, 2013 (in thousands):

Period	Lease Obligations
2014	$4,957
2015	4,067
2016	3,575
2017	2,783
2018	2,524
Thereafter	5,745

Total	$23,651

        Rent expense totaled $5.3 million, $6.8 million and $2.5 million in 2013, 2012 and 2011, respectively.

13. Segment Information

        The Company has one operating segment. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

13. Segment Information (Continued)

        The following summarizes the Company's revenue by geographic area (in thousands):

	2013	2012	2011
Revenues:
United States	$75,881	$60,883	$35,358
Europe, Middle East and Africa	50,269	50,702	28,864
Asia Pacific	26,404	20,943	8,670
Latin America	6,202	6,446	3,780
North America (excluding U.S.)	2,376	1,678	814

Total	$161,132	$140,652	$77,486

        In 2013, about 53% of our combined revenue was attributable to foreign jurisdictions. However, no one country other than the United States represents more than 10% of our combined revenue.

14. Unaudited Quarterly Financial Information

        The comparability of the below quarterly results is impacted by acquisitions. In October 2013, we acquired Republic Project. In April 2012, we acquired Peer39. See Note 3.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$34,069	$41,267	$38,228	$47,568
Operating expenses(a)	39,763	41,549	38,321	42,471
Acquisition, integration and other	1,477	631	1,286	2,483
Net income (loss)	(7,959)	(1,232)	(1,788)	6,268

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$31,018	$34,735	$33,716	$41,183
Operating expenses(a)	40,318	39,524	39,090	41,885
Acquisition, integration and other	1,474	1,953	642	1,883
Goodwill impairment(b)	—	—	208,166	11,427
Net loss	(10,329)	(6,971)	(202,275)	(18,631)

(a)
Represents operating expenses without acquisition, integration and other expenses, and goodwill impairment charges, which are shown separately.

(b)
In the third and fourth quarter of 2012, we recorded goodwill impairment charges. See Note 5.

SIZMEK INC.
(A Carve Out of Digital Generation, Inc.)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2013, 2012 and 2011

15. Allowance for Uncollectable Trade Receivables

	Balance at Beginning of Year	Additions Charged to Operations	Recorded in Purchase Accounting	Write-offs (net)	Balance at End of Year
Year Ended:
December 31, 2013	$524	$647	$—	$(395)	$776
December 31, 2012	$256	$454	$—	$(186)	$524
December 31, 2011	$—	$70	$642	$(456)	$256

16. Subsequent Events

Sizmek is spun off to DG Shareholders and DG merges with Extreme Reach

        Note 1 discusses the Spin-Off and Merger. On February 3, 2014, DG's shareholders approved the Merger. On February 7, 2014, pursuant to the Merger Agreement, the following transactions were consummated:

  (i)
  All DG RSUs and in-the-money stock options vested and were converted into 2.4 million shares of DG common stock;

  (ii)
  The $485 million proceeds from the Merger were used to retire all of DG's outstanding debt ($393.5 million) and the majority of the balance ($91.4 million) was distributed to DG shareholders, which amounted to $3.00 per share;

  (iii)
  Immediately prior to closing, DG's net working capital of approximately $70 million ($41 million in cash and $29 million of other working capital) was contributed to Sizmek; and

  (iv)
  The shares of Sizmek were distributed to DG's shareholders in partial redemption of their shares of DG common stock, and Sizmek has become a publicly held company with its shares trading on the NASDAQ Global Select Market under the symbol SZMK.

        As of February 7, 2014, Sizmek had 30,454,875 shares of its common stock outstanding. In connection with the transactions, Extreme Reach did not request that Sizmek purchase $45 million of its Series D Preferred Stock for $40 million in cash and, as a result, Extreme Reach paid Sizmek $5 million in cash at the closing.

        In connection with completing the Spin-Off and Merger in February 2014, in the first quarter of 2014 we expect to record additional expenses related to (i) the acceleration of vesting of share-based payment awards, (ii) legal, accounting and other transaction related costs, (iii) severance of certain personnel and (iv) triggering the "change in control" provisions contained in the employment agreements of certain personnel.

Adoption of Sizmek Inc. 2014 Incentive Award Plan

        In February 2014, the Board of Directors of Sizmek approved the Sizmek Inc. 2014 Incentive Award Plan (the "2014 Plan"). The aggregate number of shares which may be issued or transferred pursuant to awards under the 2014 Plan is 4.5 million. Awards under the 2014 Plan can take the form of (i) stock options, (ii) restricted stock, (iii) restricted stock units, (iv) performance awards, and (v) stock appreciation rights. The 2014 Plan is subject to the approval of Sizmek's shareholders.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1(c)	Separation and Distribution Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.
3.1(b)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(b)	Bylaws of Registrant, as amended to date.
4.1**	Form of Common Stock Certificate.
10.1(d)	The Sizmek Inc. 2014 Incentive Award Plan.*
10.2(a)	Form of Indemnification Agreement.
10.3(c)	Transition Services Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.
10.4(c)	Tax Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.
10.5(c)	Employee Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.
10.6(a)	Agreement, dated as of October 7, 2013, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Digital Generation, Inc.
21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
31.1**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2**	Rule 13a-14(a)/15d-14(a) Certifications.
32.1**	Section 1350 Certifications.

(a)
Incorporated by reference to exhibit bearing the same title filed with Amendment No. 1 to the Registrant's Registration Statement on Form 10, filed December 23, 2013.

(b)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed February 4, 2014.

(c)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed February 11, 2014.

(d)
Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 filed February 14, 2014.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.