Form 10-Q
period 2014-03-31
Sizmek Inc.
filed 2014-05-09
CIK 1591877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36219

Sizmek Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1744624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 5th Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 953-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2014, the registrant had 30,398,505 shares of Common Stock, par value $0.001, outstanding.

SIZMEK INC.

Cautionary Note Regarding Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements contained herein may be deemed to constitute “forward-looking statements.”

Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

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

•                  our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•                  other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

In particular, information included under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item I.                     FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$83,076	$22,648
Accounts receivable (less allowances of $683 in 2014 and $776 in 2013)	42,184	47,362
Deferred income taxes	281	472
Restricted cash	1,717	1,725
Other current assets	8,436	6,817
Current assets of TV business	20,767	—
Total current assets	156,461	79,024
Property and equipment, net	27,006	26,002
Goodwill	134,086	134,086
Intangible assets, net	80,327	84,319
Deferred income taxes	331	329
Restricted cash	3,534	3,497
Other non-current assets	2,838	2,766
Non-current assets of TV business	160	—
Total assets	$404,743	$330,023

Liabilities and Stockholders’ Equity or Business Capital
CURRENT LIABILITIES:
Accounts payable	$2,810	$3,625
Accrued liabilities	17,503	17,959
Deferred income taxes	94	94
Current liabilities of TV business	2,125	—
Total current liabilities	22,532	21,678
Deferred income taxes	7,716	8,324
Other non-current liabilities	6,817	6,885
Non-current liabilities of TV business	260	—
Total liabilities	37,325	36,887

STOCKHOLDERS’ EQUITY or BUSINESS CAPITAL:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,399 issued and outstanding at March 31, 2014	30	—
Additional capital	368,845	—
Accumulated deficit	(1,425)	—
Parent company investment	—	292,454
Accumulated other comprehensive (loss) income	(32)	682
Total stockholders’ equity or business capital	367,418	293,136
Total liabilities and stockholders’ equity or business capital	$404,743	$330,023

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$38,379	$34,069
Cost of revenues (excluding depreciation and amortization)	14,486	12,269
Sales and marketing	15,588	14,424
Research and development	3,548	2,694
General and administrative	8,105	4,503
Merger, integration and other	4,945	1,477
Depreciation and amortization	6,528	5,873
Operating loss	(14,821)	(7,171)
Interest expense	—	10
Other (income) and expense, net	3	(340)
Loss before income taxes	(14,824)	(6,841)
Provision (benefit) for income taxes	(406)	1,118
Net loss	$(14,418)	$(7,959)

Basic loss per common share	$(0.47)	$(0.26)
Diluted loss per common share	$(0.47)	$(0.26)

Weighted average common shares outstanding:
Basic	30,399	30,399
Diluted	30,399	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,418)	$(7,959)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(77)	(47)
Unrealized gain (loss) on available for sale securities, net of tax	(734)	86
Foreign currency translation adjustment	97	(438)
Total other comprehensive income (loss)	(714)	(399)

Total comprehensive loss	$(15,132)	$(8,358)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Parent Company Investment	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	$292,454	$—	$—	$682	$293,136
Net loss	—	—	(12,993)	—	(1,425)	—	(14,418)
Net contributions from Parent	—	—	89,292	—	—	—	89,292
Share-based compensation	—	—	—	122	—	—	122
Other comprehensive loss	—	—	—	—	—	(714)	(714)
Conversion of Parent company investment to capital	30,399	30	(368,753)	368,723	—	—	—
Balance at March 31, 2014	30,399	$30	$—	$368,845	$(1,425)	$(32)	$367,418

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,418)	$(7,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,519	1,954
Amortization of intangibles	4,009	3,919
Deferred income taxes	(419)	1,583
(Benefit) provision for accounts receivable (recoveries) losses	(93)	212
Share-based compensation	6,589	1,840
Changes in operating assets and liabilities:
Accounts receivable	5,368	6,670
Other assets	(1,665)	(269)
Accounts payable and other liabilities	(1,339)	(286)
Deferred revenue	—	(14)
Net cash provided by operating activities	551	7,650

Cash flows from investing activities:
Purchases of property and equipment	(920)	(2,010)
Capitalized costs of developing software	(2,592)	(2,042)
Proceeds from maturity of short-term investments	—	314
Other	(709)	8
Net cash used in investing activities	(4,221)	(3,730)

Cash flows from financing activities:
Payments on seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(8,345)	—
Proceeds from TV business assets	27,589	—
Net contributions from Parent	44,833	2,113
Net cash provided by (used in) financing activities	64,077	(418)

Effect of exchange rate changes on cash and cash equivalents	21	(436)
Net increase in cash and cash equivalents	60,428	3,066
Cash and cash equivalents at beginning of year	22,648	13,692

Cash and cash equivalents at end of period	$83,076	$16,758

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$805	$(2,742)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Company

Sizmek Inc. (“Sizmek” the “Company,” “we,” “us,” and “our”), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers.  Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns.  We connect nearly 13,000 advertisers and over 5,000 agencies to audiences in about 70 countries, serving more than 1.5 trillion impressions a year.

Separation from Digital Generation, Inc.

Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. (“DG”), a leading global television and online advertising management and distribution business. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the “Merger Agreement”), by and among Extreme Reach Inc. (“Extreme Reach”), Dawn Blackhawk Acquisition Corp., a wholly-owned subsidiary of Extreme Reach (“Acquisition Sub”), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share (“Sizmek Common Stock”) were distributed by DG pro rata to its stockholders (the “Spin-Off”) with the DG stockholders receiving one share of Sizmek Common Stock for each share of the common stock of DG (“DG Common Stock”).  Immediately after the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the “Merger”) and all of the outstanding shares of DG Common Stock were converted into the right to receive $3.00 per share, and DG became a wholly-owned subsidiary of Extreme Reach.  Prior to the Spin-Off, DG contributed to us all of the business and operations of its online advertising segment, all of DG’s cash, most of the working capital from its television segment, and certain other corporate assets pursuant to the separation and redemption agreement and related documents, and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, stand-alone publicly-traded company in the online advertising services business segment.

Carve-out Financial Statements Prior to Spin-Off

Prior to our Spin-Off from DG on February 7, 2014, our combined financial statements were derived from the consolidated financial statements and accounting records of DG.  These statements reflected the combined historical results of operations, financial position and cash flows of DG’s online business primarily conducted through MediaMind Technologies Inc., EyeWonder, LLC, Peer39, Inc., and Unicast, and an allocable portion of DG’s corporate costs.  Prior to the Spin-Off, our financial statements are presented as if such businesses had been combined for all periods presented.

All intercompany transactions have been eliminated. All intercompany transactions between us and DG have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as “Parent company investment.”

For periods prior to our Spin-Off on February 7, 2014, the combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. We believe we have benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. For the three months ended March 31, 2013, DG reported corporate overhead (excluding share-based compensation) of $5.8 million. The amount of such corporate overhead that was allocated to us in these carve-out financial statements was $2.3 million, in accordance with the allocation principals for preparing carve-out financial statements.  As a result, these carve-out financial statements include corporate overhead expenses which represent approximately 39% of DG’s total corporate overhead for the first quarter of 2013.  After the Spin-Off, we ultimately expect about 70% to 75% of DG’s total corporate overhead will shift to us, rather than the 39% that was allocated to us during the three months ended March 31, 2013.  Accordingly, we expect our corporate overhead costs as a stand-alone public company will be substantially greater than the amounts that were allocated to us in the carve-out financial statements prior to completion of the Spin-Off.

DG used a centralized approach to cash management and the financing of its operations.  Prior to the Spin-Off, the majority of our cash was transferred to DG on a daily basis, and DG funded our operating and investing activities as needed. Cash transfers to and from DG’s cash management accounts are reflected in “Parent company investment.”

Prior to the Spin-Off, the combined financial statements included certain assets and liabilities that were held at the DG corporate level but were specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by DG at the corporate level were not specifically identifiable to us and therefore were not allocated to us for any of the periods presented prior to the Spin-Off; however, at the Spin-Off date, cash and working capital associated with DG’s TV business was contributed to us.  Cash and cash equivalents in our combined balance sheet prior to the Spin-Off primarily represents cash held locally by entities included in our combined financial statements. DG’s third-party debt and the related interest expense have not been allocated to us for any period as we were not the legal obligor and those amounts were paid off on or about February 7, 2014 as part of DG’s Merger with Extreme Reach.

2. General

Principles of Consolidation and Combination

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation or combination.  For the period prior to the Spin-Off, the carve-out financial statements have been prepared on a basis that management believes to be reasonable to reflect the financial position, results of operations and cash flows of the Company’s operations, including portions of DG’s corporate costs and administrative shared services. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated and combined financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the recoverability and useful lives of our long-lived assets, the adequacy of our allowance for doubtful accounts and credit memo reserves, contingent consideration and income taxes. We base our estimates on historical experience, future expectations and on other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $75.7 million.  The details of these assets and liabilities outstanding as of March 31, 2014 were as follows (in thousands):

Description	March 31, 2014 (in thousands)
Current assets of television business:
Trade accounts receivable	$15,904
Income tax receivables	4,163
Prepaid expenses	700
Total	$20,767

Non-current assets of television business:
Springbox revenue sharing	$160

Current liabilities of television business:
Trade accounts payable	$1,625
Accrued liabilities	500
Total	$2,125

Non-current liabilities of television business:
Uncertain tax positions	$260

Derivative Instruments

We enter into foreign currency forward contracts and options to hedge a portion of the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar. These transactions are designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

ASC Topic 815 requires that we recognize derivative instruments as either assets or liabilities in our balance sheet at fair value. These contracts are Level 2 fair value measurements in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss), net of taxes, and reclassified into earnings (various operating expenses) in the same period or periods during which the hedged transaction affects earnings.

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options.  At March 31, 2014, we had $3.7 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million ($0.1 million asset, net of a $0.0 million liability). The net asset is included in “other current assets” and is expected to be recognized in our results of operations in the next twelve months.  As a result of our hedging activities, we incurred the following gains in our results of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Hedging gain recognized in operations	$86	$199

At December 31, 2013, we had $5.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million ($0.1 million asset, net of a $0.0 million liability). The vast majority of any gain or loss from hedging activities is included in our various operating expenses.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.7 million of cash in bank accounts with our counterparty, which we classify as restricted cash on our balance sheet.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31, 2014
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive income (loss) before reclassifications	97	(2)	(734)	(639)
Amounts reclassified out of AOCL	—	(75)	—	(75)
Net current period activity	97	(77)	(734)	(714)

Balance at March 31, 2014	$(1,101)	$39	$1,030	$(32)

	Three Months Ended March 31, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(887)	$373	$(4)	$(518)

Other comprehensive income (loss) before reclassifications	(438)	94	86	(258)
Amounts reclassified out of AOCL	—	(141)	—	(141)
Net current period activity	(438)	(47)	86	(399)

Balance at March 31, 2013	$(1,325)	$326	$82	$(917)

The following table summarizes the reclassifications from AOCL to the consolidated and combined statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Amounts Reclassified out of AOCL
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$7	$22	Cost of revenues
Foreign currency derivatives	3	14	Sales and marketing
Foreign currency derivatives	35	128	Research and development
Foreign currency derivatives	10	36	General and administrative
Foreign currency derivatives	31	(1)	Other (income) and expense, net
Total before taxes	86	199
Tax amounts	(11)	(58)
Income after tax	$75	$141

Merger, Integration and Other Expenses

Merger, integration and other expenses reflect the expenses incurred in (i) DG’s Merger with Extreme Reach and our Spin-Off from DG, (ii) expenses incurred acquiring or disposing of a business, (iii) costs to integrate an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  A summary of our merger, integration and other expenses are as follows (in thousands):

	Three Months Ended March 31,
Description	2014	2013
Severance	$243	$84
Merger and Spin-Off (1)	4,702	—
Strategic alternatives	—	302
MediaMind preacquisition liability	—	720
Proxy contest	—	165
Integration costs	—	206
Total	$4,945	$1,477

(1)  See discussion of Merger and Spin-Off under “Separation from Digital Generation, Inc.” in Note 1.

Recently Adopted Accounting Guidance

Effective January 1, 2014, we adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” on a prospective basis.  ASU 2013-11 amends the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met.  The adoption of ASU 2013-11 did not have a material impact on our financial statements.

3. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The tables below set forth by level assets and liabilities that were accounted for at fair value as of March 31, 2014 and December 31, 2013. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at March 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$803	$—	$—	$803
Currency forward derivatives/options	(b)	—	44	—	44
Marketable equity securities	(c)	1,371	—	—	1,371
Revenue sharing arrangement	(b)(c)	—	—	340	340
Total		$2,174	$44	$340	$2,558
Liabilities:
Revenue earnout payable	(d)	$—	$—	$225	$225

		Fair Value Measurements at December 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options	(b)	$—	$137	$—	$137
Marketable equity securities	(c)	2,105	—	—	2,105
Total		$2,105	$137	$—	$2,242
Liabilities:
Revenue earnout payable	(d)	$—	$—	$—	$—

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in accrued liabilities.

The fair value of our money market funds was determined based upon quoted market prices.  The currency forward derivatives/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments. Our marketable equity securities relate to a single issuer that has an adjusted cost basis of $0.3 million.

In connection with our Spin-Off from DG, DG contributed a revenue sharing asset to us that resulted from DG’s sale of its Springbox unit.  We are entitled to a percentage of the revenues collected by the business for three years after the closing date (June 1, 2012).  Revenue sharing payments are generally made once a year.  We have estimated the future revenues of Springbox based on the historical revenues and certain other factors, discounted to their present value.  The following table provides a reconciliation of changes in the fair values of our Level 3 assets (in thousands):

Revenue Sharing Arrangement
Three Months Ended March 31, 2014
Balance at beginning of period	$—
Additions	340
Balance at end of period	$340

Also in connection with our Spin-Off from DG, we assumed a portion of a revenue earnout arrangement that DG had agreed to in its purchase of North Country.  Under the arrangement, to the extent North Country’s revenues exceed a specified amount for the twelve months ended July 31, 2014; we are obligated to pay the North Country sellers a fee equal to a percentage of those revenues up to a maximum of $225,000. We have estimated North Country’s future revenues based on the historical revenues and certain other factors.  The following table provides a reconciliation of changes in the fair values of our Level 3 liabilities (in thousands):

Revenue Earnout Payable
Three Months Ended March 31, 2014
Balance at beginning of period	$—
Additions	225
Balance at end of period	$225

Revenue and other earnout arrangements sometimes require a minimum level of performance (e.g., revenues, adjusted EBITDA) before any earnout payment becomes due.  Accordingly, there can be significant volatility in the earnout liability. Each reporting period, we update our estimates of the performance indicators (e.g., revenue, adjusted EBITDA) and the corresponding earnout levels achieved, discounted to their present values.  Changes in fair value are recorded in cost of revenues in the accompanying statements of operations.

In connection with our acquisition of Republic Project, we agreed to a contingent consideration component of the purchase price based on 2014 and 2015 revenues and adjusted EBITDA.  The earnouts have minimum levels for revenue and adjusted EBITDA before any earnout payment becomes due.  As of March 31, 2014, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.  See Note 4—Acquisition of Republic Project.

4. Acquisition of Republic Project

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

The objective was to expand our product offerings and to better serve the advertising community. We expect to realize operating synergies from this transaction, and we expect Republic Project to create opportunities to sell its services to our customers. Republic Project has been included in our results of operations since the date of closing.

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

5. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the three months ended March 31, 2014 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2013	$376,417	$(242,331)	$134,086
2014 activity	—	—	—
Balance at March 31, 2014	$376,417	$(242,331)	$134,086

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of our online reporting unit to its carrying value. If the fair value of our online reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of our online reporting unit is less than its carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the reporting unit’s fair value is allocated to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. At December 31, 2013, we performed our annual goodwill impairment test for our online reporting unit and determined it was not impaired.  At March 31, 2014, we are not aware of any indicators of impairment of our goodwill.

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

Further, the market value of our common stock plus a reasonable control premium is an indicator of the fair value of our Company.  If the market value of our common stock should decline sufficiently below the book value of our shareholders’ equity for an extended period of time, it would likely cause us to conclude that our goodwill is impaired and we would be required to record another goodwill impairment charge.

6.  Share-based Compensation

Prior to our Spin-Off from DG on February 7, 2014, certain of our employees participated in DG’s equity based incentive programs.  Share-based compensation expense reflected in the accompanying financial statements up until February 7, 2014 relates to DG’s stock plan awards and not to our stock awards.  Immediately prior to completing the Spin-Off transaction, all outstanding equity awards became fully vested and were converted into shares of DG Common Stock, to the extent the award had an intrinsic value. Equity awards with no intrinsic value were cancelled.  DG’s equity incentive plans were terminated in connection with the Merger Agreement (see Note 1).  Below is a summary of our share-based compensation expense related to the stock awards (in thousands):

	Three Months Ended March 31,
Description	2014	2013
DG stock options and RSUs awarded to our employees	$2,650	$1,191
DG share-based awards allocated to us as part of corporate services	3,817	649
Sizmek share-based awards granted	122	—
Total	$6,589	$1,840

Subsequent to the Spin-Off on February 7, 2014, Sizmek’s Compensation Committee granted (i) 134,760 performance-based Restricted Stock Units (“RSUs”), (ii) 89,839 time-based RSUs and (iii) 141,118 time-based stock options, to certain of our executive officers.  The RSUs and stock options expected to vest were valued at $2.2 million and $0.8 million, respectively.  The awards (i) vest over a three-year period, (ii) are subject to the employees’ continued employment with us, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).  For the three months ended March 31, 2014, we recognized $0.1 million in share-based compensation expense related to the Sizmek equity awards.  Unrecognized compensation costs related to unvested RSUs and stock options were $2.9 million at March 31, 2014. These costs are expected to be recognized over the weighted average remaining vesting period of 2.8 years.

7.  Income Taxes

For the three months ended March 31, 2014, our effective tax rate was 2.7% compared to (16.3%) for the three months ended March 31, 2013. The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and valuation allowances in the U.S. and state jurisdictions within the U.S.  The valuation allowance creates an effective tax rate of zero for income or loss earned in the U.S., substantially reducing our effective tax rate.

For the period from January 1, 2014 through the Spin-Off from DG on February 7, 2014, our operations were included in the consolidated income tax returns of DG.  However, income taxes were calculated and provided for Sizmek on a separate return basis for all periods presented.  The amount of assets and liabilities related to income taxes prior to the Spin-Off that were retained by Sizmek are reflected in our consolidated balance sheet.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the three months ended March 31, 2014, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the three months ended March 31, 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements compared to less than $0.1 million for the three months ended March 31, 2013.

The changes in uncertain tax positions for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,701	$1,801
Changes to tax positions related to current or prior periods	—	—
Balance at end of period	$1,701	$1,801

If we reduced our reserve for uncertain tax positions, it would result in us recognizing a tax benefit.

As of March 31, 2014, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated and combined balance sheets at March 31, 2014 and December 31, 2013, respectively.

  We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions.  U.S. federal, state and local income tax returns for 2010 through 2013 remain open to examination.  Israeli and United Kingdom income tax returns remain open to examination for 2007 through 2013 and 2008 through 2013, respectively.  Historically, our operating results have been included DG’s U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions.  Effective for the period beginning February 8, 2014, we will file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions.  Prior to the Spin-Off, we entered into a tax matters agreement with DG that governs the parties’ respective rights, responsibilities and obligations with respect to taxes.  The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to periods prior to February 8, 2014 is our responsibility.

We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, we believe both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.

8.  Loss per Share

Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.

On February 7, 2014, 30.4 million shares of our common stock were distributed to DG stockholders in conjunction with the Spin-Off.  For comparative purposes, and to provide a more meaningful calculation of the weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period presented prior to the Spin-Off in the calculation of weighted-average shares outstanding.

The following table presents earnings (loss) per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,418)	$(7,959)

Weighted average common shares outstanding — basic	30,399	30,399
Dilutive securities	—	—
Weighted average common shares outstanding - diluted	30,399	30,399

Basic loss per common share	$(0.47)	$(0.26)
Diluted loss per common share	$(0.47)	$(0.26)

Antidilutive securities not included:
Stock options and RSUs	122	—

9.  Geographical Information

We operate in one business segment, online advertising services.  Our chief operating decision maker is considered to be our Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$18,762	$15,322
North America (excluding U.S.)	1,051	520
Europe, Middle East and Africa	10,980	11,476
Asia Pacific	6,073	5,492
Latin America	1,513	1,259

Total	$38,379	$34,069

For the three months ended March 31, 2014, about 51% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States represents more than 10% of our consolidated or combined revenues.

10.  Related Party Transactions

Prior to the Spin-Off, DG provided certain management and administrative services to us.  These services include, among others, accounting, treasury, audit, tax, legal, executive oversight, human resources, real estate, information technology and risk management.  These expenses have been allocated to us on a basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures.  Further, DG allocated merger, integration and other expenses to us largely based on revenues.  The allocations of such expenses to us were as follows:

	Three Months Ended March 31,
DG’s Expense Allocation to Sizmek	2014	2013
Management and administrative services	$514	$1,726
Merger, integration and other	4,038	510
Total	$4,552	$2,236

The above expense allocations do not include share-based compensation which is discussed in Note 6.

Included in the above are allocated costs of DG’s employee benefit plans and other employee incentives.  Employee benefits and incentives include 401(k) matching contributions, participation in DG’s long-term incentive compensation award plans and healthcare plans.  The employee benefit and incentive costs are reflected in the statements of operations and are classified consistent with how the underlying employee’s salary and other compensation costs have been recorded.

DG and the Company consider the allocated cost for corporate services, employee benefits and incentives to be reasonable based on the utilization of the services. However, we believe the allocated cost for these services differs from what would have resulted from transactions among third parties if we were a stand-alone entity.  See Note 1—Basis of Presentation — Carve-out Financial Statements Prior to Spin-Off regarding our expectation that Sizmek’s corporate overhead expenses will increase following the Spin-Off.

In addition, DG primarily used a centralized approach to cash management and financing of its operations with all related activity between DG and us reflected in business capital in our December 31, 2013 balance sheet.  The transactions included:

•                  cash deposits from our customers to us that were transferred to DG’s bank accounts on a regular basis;

•                  cash infusions from DG to fund our operations, capital expenditures or acquisitions;

•                  allocations of DG’s corporate services, employee benefits and other incentives; and

•                  intercompany charges for expenses related to facilities we shared with DG’s other business segment.

The following is a reconciliation of the amounts presented as “Net contributions from Parent” on the consolidated and combined statement of stockholders’ equity and the amounts presented as “Net contributions from Parent” on the consolidated and combined statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net contributions from Parent per the statements of stockholders’ equity	$89,292	$3,953
Non-cash changes to business capital:
Share-based compensation prior to Spin-Off	(6,467)	(1,840)
TV business net assets remaining on balance sheet	(18,542)	—
Amortization of TV business assets	(206)	—
Net contributions from Parent and monetization of other Parent contributions per the statements of cash flows	$64,077	$2,113

Pursuant to the Merger Agreement, shortly prior to the Spin-Off, DG contributed to us all of its cash, and most of its other current assets and current liabilities relating to its television business.  Accordingly, our current assets and liabilities at March 31, 2014 include these additional assets and liabilities that are not typically included in our balance sheet.

11.  Litigation

Although the Company is not a party to any of the litigation discussed below, under the Separation and Redemption Agreement that we entered into with DG in connection with the Spin-Off, we have agreed to indemnify and hold harmless DG and its former directors for the costs of defending the cases, and any damages that may be awarded to the plaintiff and purported class of former DG stockholders.

On May 29, 2013, a purported shareholder derivative suit was filed captioned Boyler v. Certain Officers and Directors of Digital Generation, Inc., Case No: DC-13-05971-I, in the 162nd Judicial District Court of Dallas County, Texas. The action alleges breach of fiduciary duty, abuse of control and gross mismanagement related to DG’s acquisition of several online media companies, its subsequent write-down of these assets, and the inability of a Special Committee of the Board of Directors to find a strategic buyer for DG. The suit seeks damages, restitution, disgorgement, attorneys’ fees and corporate governance reforms. On March 4, 2014, the plaintiff filed a notice of nonsuit without prejudice.

On January 14, 2014, a purported holder of common stock of Digital Generation, Inc. (“DG”), Equity Trading (“Plaintiff”), filed a complaint in the Supreme Court of the State of New York, County of New York, Equity Trading v. Scott K. Ginsburg, et al., No. 050112/2014, on behalf of itself and all others similarly situated, against DG, all directors of DG, Extreme Reach, Inc. (“Extreme Reach”) and Dawn Blackhawk Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Extreme Reach (“Acquisition Sub”), alleging breaches of fiduciary duty in connection with the then pending Agreement and Plan of Merger, dated as of August 12, 2013, by and among Extreme Reach, Acquisition Sub and DG. The complaint sought an injunction barring the consummation of the transaction and unspecified monetary damages.

On January 16, 2014, Plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the Merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (Plaintiff’s “Request”), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014, on Plaintiff’s Request.  On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter to now be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). The defendants also submitted briefing in opposition to the Request.  At a hearing held on January 30, 2014, the Court denied Plaintiff’s Request. On February 4, 2014, a Stipulation for Extension of Time and Order (the “Scheduling Order”) providing a proposed briefing schedule was ordered by the Court. On February 26, 2014, in accordance with the Scheduling Order, Plaintiff filed a Motion to Remand the action to the Supreme Court of the State of New York, County of New York.

The Company believes Plaintiff’s allegations and its Request are without merit and intends to defend this action vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under DG’s and/or our insurance coverage, which are subject to the applicable deductible and the limits of the policies.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated and combined financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (“Report”).

The following discussion contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed elsewhere in this Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements.”  Sizmek believes the assumptions underlying the consolidated and combined financial statements are reasonable.  However, the consolidated and combined financial statements included herein may not necessarily reflect Sizmek’s results of operations, financial position and cash flows in the future or what they would have been had Sizmek been a separate, stand-alone company during the periods presented.

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated and combined financial statements and notes to unaudited consolidated and combined financial statements contained in this Report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of our assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”).  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.  See also Recently Adopted Accounting Guidance in Note 2 to our unaudited consolidated and combined financial statements contained in this Report.

See Note 5 of our unaudited consolidated and combined financial statements regarding the risk of a future impairment of our goodwill.

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

Our revenues are principally derived from services related to online advertising.  We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our Sizmek MDX platform (formerly known as the MediaMind platform).  For most of 2013, we operated three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, late in 2013 we completed the transition of all of our online business over to the Sizmek MDX platform.

Our Sizmek MDX platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. The Sizmek MDX platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creativity, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. We manage campaigns for customers in about 70 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

Completion of Merger and Spin-Off / Carve-out Financial Statements Prior to Spin-Off

On February 7, 2014 the Merger transaction between DG, Extreme Reach and Acquisition Sub was completed.  Immediately prior to the Merger, DG contributed its cash and other working capital to us and our shares of stock were distributed to DG’s shareholders resulting in Sizmek becoming a new publicly-held company with its shares traded on the NASDAQ Global Select Market under the symbol SZMK.

As a result, periods prior to February 8, 2014 represent our combined operating results and include allocations of corporate overhead and other costs when we were part of DG.  Periods after February 7, 2014 represent our consolidated results operating as an independent publicly-held company.  As discussed in Note 1 to our unaudited consolidated and combined financial statements, we believe we benefited from sharing a portion of DG’s corporate costs with DG’s other business segment rather than incurring such corporate costs ourselves.  Accordingly, we expect our operating costs (particularly those relating to corporate overhead functions) after the Spin-Off to be higher than those before the Spin-Off.  See Note 1 of our unaudited consolidated and combined financial statements.

Acquisition

On October 4, 2013 we acquired the assets and operations of privately-held Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.1 million in cash, a $0.3 million deferred payment obligation and contingent consideration we valued at zero.  The contingent consideration could require us to make payments up to $13.1 million depending on whether certain revenue and adjusted EBITDA performance targets in 2014 and 2015 are met.  As a result of this acquisition, our operating results for 2014 and 2013 are not entirely comparable.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

First Quarter Highlights

•                  Effective February 7, 2014, we were spun-off from DG and became an independent publicly-held company.

•                  Overall revenues were up $4.3 million, or 13%, compared to the same quarter of 2013.

•                  Loss from operations increased $7.7 million in 2014 as compared to the same quarter of 2013 due to (i) higher share-based compensation ($4.7 million) as a result of accelerating the vesting of share-based awards in connection with consummating the Merger and (ii) higher merger, integration and other costs ($3.5 million) largely attributable to completing the Merger and Spin-Off.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2014	Three Months Ended
	March 31,		vs.	March 31,
	2014	2013	2013	2014	2013
Revenues	$38,379	$34,069	13%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	14,486	12,269	18	37.7	36.0
Sales and marketing	15,588	14,424	8	40.6	42.4
Research and development	3,548	2,694	32	9.3	7.9
General and administrative	8,105	4,503	80	21.1	13.2
Merger, integration and other	4,945	1,477	235	12.9	4.4
Depreciation and amortization	6,528	5,873	11	17.0	17.2
Total costs and expenses	53,200	41,240	29	138.6	121.1

Loss from operations	(14,821)	(7,171)	107	(38.6)	(21.1)

Other expense:
Interest expense	—	10	(100)	—	—
Other (income) and expense, net	3	(340)	(101)	—	(1.0)

Loss before income taxes	(14,824)	(6,841)	117	(38.6)	(20.1)
Provision (benefit) for income taxes	(406)	1,118	(136)	(1.0)	3.3
Net loss	$(14,418)	$(7,959)	81	(37.6)	(23.4)

(a)     Excludes depreciation and amortization.

Revenues.  For the three months ended March 31, 2014, revenues increased $4.3 million, or 13%, as compared to the same period in the prior year.  The increase was due to growth in our (i) premium and other services revenue ($3.6 million) and (ii) trading revenue ($1.8 million), partially offset by a decline in our basic services revenue ($1.1 million). Our premium and other services revenue grew due to greater usage of our analytics capabilities, flat fee billing arrangements and smart versioning services. Our trading revenue, which consists primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $3.5 million in the first quarter of 2014 as compared to $1.7 million in the first quarter of 2013, an increase of 110%. Our basic services revenue declined due to a change in the mix of services, resulting in a slightly lower average price.

Cost of Revenues.  For the three months ended March 31, 2014, cost of revenues increased $2.2 million, or 18%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 37.7% in the first quarter of 2014, as compared to 36.0% in the first quarter of 2013. Cost of revenues increased due to an increase in (i) trading costs of $1.2 million, which is proportional to the increase in our online trading revenues, (ii) compensation related expenses ($0.8 million) and (iii) delivery costs ($0.5 million). The increase in compensation costs is due to higher share-based compensation and salaries.  The increase in share-based compensation relates to the acceleration of vesting of all outstanding share-based awards as part of the Merger and related Spin-Off in

February 2014.  The increase in salaries relates to an increase in the number of operations and support personnel.  The increase in delivery costs is largely due to higher content delivery network and data center costs.

Sales and Marketing.  For the three months ended March 31, 2014, sales and marketing expense increased $1.2 million, or 8%, as compared to the same period in the prior year.  The increase principally relates to higher share-based compensation ($0.8 million), commissions ($0.4 million) and reseller costs ($0.3 million).  As discussed above, in connection with the Merger and Spin-Off, all of our outstanding share-based awards became fully vested which resulted in an increase in our share-based compensation.  The increase in commissions and reseller expenses is consistent with our increase in revenues.  As a percentage of revenues, sales and marketing expense decreased to 40.6% in the first quarter of 2014 from 42.4% in the first quarter of 2013. The percentage decrease was the result of revenues growing faster than sales and marketing spending.

Research and Development.  For the three months ended March 31, 2014, research and development expense increased $0.9 million, or 32%, as compared to the same period in the prior year.  The increase in expense principally relates to higher (i) compensation costs ($0.6 million), (ii) facilities costs ($0.1 million) and (iii) recruiting expenses ($0.1 million).  The increase in compensation costs relates to an increase in the average rate paid per research and development employee.

General and Administrative.  For the three months ended March 31, 2014, general and administrative expense increased $3.6 million, or 80%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense increased to 21.1% in the first quarter of 2014, as compared to 13.2% in the first quarter of 2013.  Substantially all of the increase was the result of accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off.

Merger, Integration and Other.  For the three months ended March 31, 2014, merger, integration and other costs increased $3.5 million, or 235%, as compared to the same period in the prior year.  The increase relates principally to costs incurred in connection with completing the Merger and Spin-off transactions in February 2014.  The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

Depreciation and Amortization.  For the three months ended March 31, 2014, depreciation and amortization increased $0.7 million, or 11%, as compared to the same period in the prior year. The increase was primarily attributable to (i) greater amortization of capitalized software ($0.5 million) and (ii) amortization of the intangible assets obtained in the October 2013 acquisition of Republic Project ($0.1 million).  The increase in amortization of capitalized software relates to an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.

Other income and expense, net.  For the three months ended March 31, 2014, other income and expense was $0.0 million as compared to $0.3 million for the same period in 2013. The 2013 other income primarily relates to realized foreign currency exchange gains.  We did not have a similar gain in 2014.

Benefit (Provision) for Income Taxes.  For the three months ended March 31, 2014, our effective tax rate was 3% compared to (16%) for the same period in 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes and non-deductible expenses.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$83,076	$22,648
Accounts receivable, net	42,184	47,362
Assets of TV business	20,927	—
Property and equipment, net	27,006	26,002
Goodwill	134,086	134,086
Intangible assets, net	80,327	84,319

Liabilities:
Accounts payable and accrued liabilities	20,313	21,584
Deferred income taxes	7,810	8,418

Stockholders’ equity or business capital	367,418	293,136

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The increase in cash and cash equivalents during 2014 primarily relates to cash contributed by DG prior to the Merger and Spin-Off ($44.8 million), and other working capital that has been converted into cash since the Merger and Spin-Off ($19.2 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 99 days and 92 days at March 31, 2014 and December 31, 2013, respectively.

Assets of TV business relates to assets contributed by DG immediately prior to the Merger.  The majority of these assets consist of DG’s trade receivables from its television customers for services rendered prior to February 8, 2014, but also include income tax receivables and prepaid expenses.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense.  For the three months ended March 31, 2014 and 2013, purchases of property and equipment used to power our ad serving platform were $0.9 million and $2.0 million, respectively. For the three months ended March 31, 2014 and 2013, capitalized costs of developing software were $2.6 million and $2.0 million, respectively.

Intangible assets decreased during the three months ended March 31, 2014 as a result of amortization.  Goodwill did not change during the three months ended March 31, 2014.

Accounts payable and accrued liabilities decreased $1.3 million to $20.3 million at March 31, 2014 as compared to $21.6 million at December 31, 2013.  The decrease primarily relates to the timing of payments.

Stockholders’ equity increased by $74.3 million to $367.4 million at March 31, 2014 compared to $293.1 million at December 31, 2013 as a result of capital contributions made by DG ($89.3 million), partially offset by our first quarter loss of $14.4 million.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(14,418)	$(7,959)
Depreciation and amortization	6,528	5,873
Share-based compensation and other	6,077	3,635
Changes in operating assets and liabilities, net	2,364	6,101
Total	551	7,650

Investing activities:
Purchases of property and equipment	(920)	(2,010)
Capitalized costs of developing software	(2,592)	(2,042)
Other	(709)	322
Total	(4,221)	(3,730)

Financing activities:
Payments of seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(8,345)	—
Proceeds from TV business assets	27,589	—
Net contributions from Parent	44,833	2,113
Total	64,077	(418)

Effect of exchange rate changes on cash and cash equivalents	21	(436)

Net increase in cash and cash equivalents	$60,428	$3,066

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In the first quarter of 2014, we generated $0.6 million in cash from operating activities, as compared to $7.7 million in the first quarter of 2013.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

Prior to our Spin-Off, we obtained cash from financing activities principally as a result of capital contributions from our former Parent.  Subsequent to our Spin-Off, we obtain cash from financing activities as a result of collecting DG’s television receivables that were contributed to us.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $8.2 million held outside the United States at March 31, 2014, all of which can be repatriated into the United States with little or no adverse tax consequences);

•                  cash generated from operating activities;

•                  cash collected from DG’s television receivables;

•                  borrowings from a credit facility we may enter into; and

•                  the issuance of equity securities.

As of March 31, 2014, we had $83.1 million of cash and cash equivalents on hand.  Prior to 2013, we did not generate significant amounts of cash from operating activities.  This trend began to reverse in the 2013 fiscal year when we generated $18.7 million of cash from operating activities.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) cash to be collected from the television receivables contributed by DG, and (iii) cash generated from operating and financing activities will satisfy our capital needs for the next twelve months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the organic growth of our business, and

•                  the strategic acquisition of related businesses.

During 2014, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $15 million to $18 million. We expect to use cash to further expand and develop our business.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in our Annual Report.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Report, we have evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

We have no material changes to the disclosure on this matter made in our Annual Report.

Item 6.         EXHIBITS

Exhibits
10.7 **	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Neil Nguyen.*
10.8 **	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Andy Ellenthal.*
10.9 **	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Sean Markowitz.*
10.10 **	Employment Transition Agreement dated April 14, 2014 between Sizmek Inc. and Craig Holmes.*
10.11**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.*
10.12**	Form of Performance based Restricted Stock Unit Grant Notice and Performance based Restricted Stock Unit Award Agreement.*
10.13**	Form of Stock Option Grant Notice and Stock Option Agreement.*
10.14**	Form of Long-Term Overachievement Performance Award Grant Notice and Long-Term Overachievement Performance Award Agreement.*
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

*   Management contract of compensatory arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: May 9, 2014	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: May 9, 2014	By:	/s/ CRAIG E. HOLMES
	Name:	Craig E. Holmes
	Title:	Chief Financial Officer