Form 10-Q
period 2014-06-30
Sizmek Inc.
filed 2014-08-14
CIK 1591877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36219

Sizmek Inc.

(Exact name of registrant as specified in its charter)

Delaware	37-1744624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Park Avenue South, 5th Floor

New York, New York 10016

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

As of August 11, 2014, the registrant had 30,398,505 shares of Common Stock, par value $0.001, outstanding.

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

•                  identifying acquisition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

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

PART I—FINANCIAL INFORMATION

Item I.                     FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$93,646	$22,648
Accounts receivable (less allowances of $187 in 2014 and $776 in 2013)	45,462	47,362
Deferred income taxes	490	472
Restricted cash	1,747	1,725
Other current assets	8,148	6,817
Current assets of TV business	4,990	—
Total current assets	154,483	79,024
Property and equipment, net	29,045	26,002
Goodwill	134,086	134,086
Intangible assets, net	76,324	84,319
Deferred income taxes	202	329
Restricted cash	4,521	3,497
Other non-current assets	3,883	2,766
Non-current assets of TV business	160	—
Total assets	$402,704	$330,023

Liabilities and Stockholders’ Equity or Business Capital
CURRENT LIABILITIES:
Accounts payable	$2,313	$3,625
Accrued liabilities	16,617	17,959
Deferred income taxes	94	94
Current liabilities of TV business	1,124	—
Total current liabilities	20,148	21,678
Deferred income taxes	7,493	8,324
Other non-current liabilities	6,953	6,885
Non-current liabilities of TV business	260	—
Total liabilities	34,854	36,887

STOCKHOLDERS’ EQUITY or BUSINESS CAPITAL:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,399 issued and outstanding at June 30, 2014	30	—
Additional capital	369,789	—
Accumulated deficit	(3,067)	—
Parent company investment	—	292,454
Accumulated other comprehensive income	1,098	682
Total stockholders’ equity or business capital	367,850	293,136
Total liabilities and stockholders’ equity or business capital	$402,704	$330,023

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$44,001	$41,267	$82,380	$75,336
Cost of revenues (excluding depreciation and amortization)	15,268	13,839	29,754	26,108
Sales and marketing	14,514	14,543	30,102	28,967
Research and development	3,193	2,626	6,741	5,320
General and administrative	5,083	4,699	13,188	9,202
Merger, integration and other	1,344	631	6,289	2,108
Depreciation and amortization	6,449	5,842	12,977	11,715
Loss from operations	(1,850)	(913)	(16,671)	(8,084)
Interest expense	—	—	—	10
Other (income) and expense, net	205	146	208	(194)
Loss before income taxes	(2,055)	(1,059)	(16,879)	(7,900)
Provision (benefit) for income taxes	(413)	173	(819)	1,291
Net loss	$(1,642)	$(1,232)	$(16,060)	$(9,191)

Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.53)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	30,399	30,399	30,399	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,642)	$(1,232)	$(16,060)	$(9,191)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(15)	164	(92)	117
Unrealized gain (loss) on available for sale securities, net of tax	770	(126)	36	(40)
Foreign currency translation adjustment	375	(669)	472	(1,107)
Total other comprehensive income (loss)	1,130	(631)	416	(1,030)

Total comprehensive loss	$(512)	$(1,863)	$(15,644)	$(10,221)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Parent Company Investment	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	$292,454	$—	$—	$682	$293,136
Net loss	—	—	(12,993)	—	(3,067)	—	(16,060)
Net contributions from Parent	—	—	89,292	—	—	—	89,292
Share-based compensation	—	—	—	1,066	—	—	1,066
Other comprehensive income	—	—	—	—	—	416	416
Conversion of Parent company investment to capital	30,399	30	(368,753)	368,723	—	—	—
Balance at June 30, 2014	30,399	$30	$—	$369,789	$(3,067)	$1,098	$367,850

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,060)	$(9,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,959	3,876
Amortization of intangibles	8,018	7,839
Deferred income taxes	(702)	(1,770)
(Benefit) provision for accounts receivable (recoveries) losses	(157)	185
Share-based compensation	7,533	3,471
Other	(349)	—
Changes in operating assets and liabilities:
Accounts receivable	1,814	5,455
Other assets	(1,568)	438
Accounts payable and other liabilities	(1,322)	(1,902)
Deferred revenue	—	(14)
Net cash provided by operating activities	2,166	8,387

Cash flows from investing activities:
Purchases of property and equipment	(2,310)	(3,067)
Capitalized costs of developing software	(5,639)	(4,364)
Purchase of long-term investment	(975)	(175)
Proceeds from maturity of short-term investments	—	314
Other	(776)	1,296
Net cash used in investing activities	(9,700)	(5,996)

Cash flows from financing activities:
Payments on seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(9,346)	—
Proceeds from TV business assets	43,013	—
Net contributions from Parent	44,833	6,111
Net cash provided by financing activities	78,500	3,580

Effect of exchange rate changes on cash and cash equivalents	32	(1,105)
Net increase in cash and cash equivalents	70,998	4,866
Cash and cash equivalents at beginning of year	22,648	13,692

Cash and cash equivalents at end of period	$93,646	$18,558

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$1,396	$(2,551)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  Basis of Presentation

The Company

Sizmek Inc. (“Sizmek” the “Company,” “we,” “us,” and “our”), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers.  Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns.  We connect nearly 14,000 advertisers and over 5,000 agencies to audiences in about 65 countries, serving more than 1.5 trillion impressions a year.

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

For periods prior to our Spin-Off on February 7, 2014, the combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. We benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. For the six months ended June 30, 2013, DG reported corporate overhead (excluding share-based compensation) of $12.7 million. The amount of such corporate overhead that was allocated to us in these carve-out financial statements was $4.9 million, in accordance with the allocation principles for preparing carve-out financial statements.  As a result, these carve-out financial statements include corporate overhead expenses which represent approximately 39% of DG’s total corporate overhead for the first six months of 2013.  After the Spin-Off, we ultimately expect about 70% to 75% of DG’s total corporate overhead will shift to us, rather than the 39% that was allocated to us during the six months ended June 30, 2013.  Accordingly, we expect our corporate overhead costs as a stand-alone public company will be substantially greater than the amounts that were allocated to us in the carve-out financial statements prior to completion of the Spin-Off.

DG used a centralized approach to cash management and the financing of its operations.  Prior to the Spin-Off, the majority of our cash was transferred to DG on a daily basis, and DG funded our operating and investing activities as needed. Cash transfers to and from DG’s cash management accounts are reflected in “Parent company investment.”

Prior to the Spin-Off, the combined financial statements included certain assets and liabilities that were held at the DG corporate level but were specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by DG at the corporate level were not specifically identifiable to us and therefore were not allocated to us for any of the periods presented prior to the Spin-Off; however, at the Spin-Off date, cash and working capital associated with DG’s TV business were contributed to us.  Cash and cash equivalents in our combined balance sheet prior to the Spin-Off primarily represents cash held locally by entities included in our combined financial statements. DG’s third-party debt and the related interest expense have not been allocated to us for any period as we were not the legal obligor and those amounts were paid off on or about February 7, 2014 as part of DG’s Merger with Extreme Reach.

2. General

Principles of Consolidation and Combination

The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation or combination.  For the period prior to the Spin-Off, the carve-out financial statements have been prepared on a basis that management believes to be reasonable to reflect the financial position, results of operations and cash flows of the Company’s operations, including portions of DG’s corporate costs and administrative shared services. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $75.7 million.  The details of these assets and liabilities outstanding as of June 30, 2014 were as follows (in thousands):

Description	June 30, 2014 (in thousands)
Current assets of television business:
Income tax receivables	$3,936
Trade accounts receivable	708
Springbox revenue sharing	180
Prepaid expenses	166
Total	$4,990

Non-current assets of television business:
Springbox revenue sharing	$160

Current liabilities of television business:
Trade accounts payable	$624
Accrued liabilities	500
Total	$1,124

Non-current liabilities of television business:
Uncertain tax positions	$260

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options.  At June 30, 2014, we had $2.1 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.0 million ($0.0 million asset, net of a $0.0 million liability). The net asset is included in “other current assets” and is expected to be recognized in our results of operations in the next twelve months.  As a result of our hedging activities, we incurred the following gains in our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hedging gain recognized in operations	$29	$282	$115	$481

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30, 2014
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$(1,101)	$39	$1,030	$(32)

Other comprehensive income (loss) before reclassifications	375	10	770	1,155
Amounts reclassified out of AOCL	—	(25)	—	(25)
Net current period activity	375	(15)	770	1,130

Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

	Six Months Ended June 30, 2014
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive income (loss) before reclassifications	472	8	36	516
Amounts reclassified out of AOCI	—	(100)	—	(100)
Net current period activity	472	(92)	36	416

Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

	Three Months Ended June 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$(1,325)	$326	$82	$(917)

Other comprehensive income (loss) before reclassifications	(669)	418	(126)	(377)
Amounts reclassified out of AOCL	—	(254)	—	(254)
Net current period activity	(669)	164	(126)	(631)

Balance at June 30, 2013	$(1,994)	$490	$(44)	$(1,548)

	Six Months Ended June 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(887)	$373	$(4)	$(518)

Other comprehensive income (loss) before reclassifications	(1,107)	512	(40)	(635)
Amounts reclassified out of AOCL	—	(395)	—	(395)
Net current period activity	(1,107)	117	(40)	(1,030)

Balance at June 30, 2013	$(1,994)	$490	$(44)	$(1,548)

The following tables summarize the reclassifications from AOCL to the consolidated and combined statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Amounts Reclassified out of AOCL
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$4	$33	Cost of revenues
Foreign currency derivatives	2	18	Sales and marketing
Foreign currency derivatives	19	187	Research and development
Foreign currency derivatives	5	53	General and administrative
Foreign currency derivatives	(1)	(9)	Other (income) and expense, net
Total before taxes	29	282
Tax amounts	(4)	(28)
Income after tax	$25	$254

	Amounts Reclassified out of AOCL
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$11	$55	Cost of revenues
Foreign currency derivatives	5	32	Sales and marketing
Foreign currency derivatives	54	315	Research and development
Foreign currency derivatives	15	89	General and administrative
Foreign currency derivatives	30	(10)	Other (income) and expense, net
Total before taxes	115	481
Tax amounts	(15)	(86)
Income after tax	$100	$395

Merger, Integration and Other Expenses

Merger, integration and other expenses reflect the expenses incurred in (i) DG’s Merger with Extreme Reach and our Spin-Off from DG, (ii) acquiring or disposing of a business, (iii) integrating an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  A summary of our merger, integration and other expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2014	2013	2014	2013
Severance	$648	$106	$891	$190
Merger and Spin-Off (1)	158	—	4,860	—
Strategic alternatives	—	312	—	614
MediaMind preacquisition liability	—	—	—	720
Proxy contest	—	—	—	165
Integration costs	538	213	538	419
Total	$1,344	$631	$6,289	$2,108

(1)  See discussion of Merger and Spin-Off under “Separation from Digital Generation, Inc.” in Note 1.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 modifies revenue recognition guidance for U.S. GAAP.  Previous revenue recognition guidance in U.S. GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions.  In contrast, International Accounting Standards Board (“IASB”) provided limited guidance on revenue recognition.  Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For Sizmek, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.  An entity shall adopt the amendments in ASU 2014-09 by either (i) retrospectively adjusting each prior reporting period presented or (ii) retrospectively adjusting for the cumulative effect of initially applying ASU 2014-09 at the date of initial adoption.  We have not as yet determined (i) the extent to which we expect ASU 2014-09 will impact our reported revenues or (ii) the manner in which it will be adopted.

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

The tables below set forth by level assets and liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at June 30, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$513	$—	$—	$513
Currency forward derivatives/options	(b)	—	27	—	27
Marketable equity securities	(c)	2,141	—	—	2,141
Revenue sharing arrangement	(d)(e)	—	—	340	340
Total		$2,654	$27	$340	$3,021
Liabilities:
Revenue earnout payable	(f)	$—	$—	$225	$225

		Fair Value Measurements at December 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options	(b)	$—	$137	$—	$137
Marketable equity securities	(c)	2,105	—	—	2,105
Total		$2,105	$137	$—	$2,242
Liabilities:
Revenue earnout payable		$—	$—	$—	$—

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in current assets of TV business.

(e) Included in non-current assets of TV business.

(f) Included in current liabilities of TV business.

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

Revenue Sharing Arrangement
Six Months Ended June 30, 2014
Balance at beginning of year	$—
Additions	340
Balance at end of period	$340

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

Revenue Earnout Payable
Six Months Ended June 30, 2014
Balance at beginning of year	$—
Additions	225
Balance at end of period	$225

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

In connection with our acquisition of Republic Project, we agreed to a contingent consideration component of the purchase price based on 2014 and 2015 revenues and adjusted EBITDA.  The earnouts have minimum levels for revenue and adjusted EBITDA before any earnout payment becomes due.  As of June 30, 2014, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.  See Note 4—Acquisition of Republic Project.

In May 2014, we purchased $1.0 million of Abakus convertible promissory notes (“Convertible Notes”) for $1.0 million.  The Convertible Notes are due 90 days after written notice after the earlier of (i) May 30, 2016 and (ii) an occurrence of an Event of Default (as defined).  Abakus is a private company that has developed a digital attribution software solution.  The Convertible Notes bear interest at 5% per annum payable at maturity.  The Convertible Notes are convertible into Abakus Series A Preferred Stock (“Series A Preferred”) as follows:

a)             Automatic conversion if Abakus sells $2.0 million of Series A Preferred (“Qualified Financing”), whereupon the Convertible Notes shall be converted, at Sizmek’s option, at either (i) 75% of the share price in the Qualified Financing, or (ii) the quotient of $7.0 million divided by the number of shares outstanding upon exercise of all dilutive securities, and

b)             Optional conversion at Sizmek’s election if Abakus completes an Equity Financing (as defined) that is not a Qualified Financing, whereupon the Convertible Notes shall be converted at 75% of the share price in the Equity Financing.

In addition, upon a Change in Control, as defined, the Convertible Notes shall be paid off at the greater of (i) the outstanding balance, or (ii) the amount the holder would have received upon conversion of the Convertible Notes.  The Convertible Notes are considered held-to-maturity securities and carried at amortized cost.  The fair value of the Convertible Notes is not readily determinable.  The Convertible Notes are included in other non-current assets.

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

5. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the six months ended June 30, 2014 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2013	$376,417	$(242,331)	$134,086
2014 activity	—	—	—
Balance at June 30, 2014	$376,417	$(242,331)	$134,086

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of our online reporting unit to its carrying value. If the fair value of our online reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of our online reporting unit is less than its carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the reporting unit’s fair value is allocated to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. At December 31, 2013, we performed our annual goodwill impairment test for our online reporting unit and determined it was not impaired.  At June 30, 2014, we are not aware of any indicators of impairment of our goodwill.

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

6.  Share-based Compensation

Prior to our Spin-Off from DG on February 7, 2014, certain of our employees participated in DG’s equity based incentive programs.  Share-based compensation expense reflected in the accompanying financial statements up until February 7, 2014 relates to DG’s stock plan awards and not to our stock awards.  Immediately prior to completing the Spin-Off transaction, all outstanding equity awards became fully vested and were converted into shares of DG Common Stock, to the extent the award had an intrinsic value. Equity awards with no intrinsic value were cancelled.  DG’s equity incentive plans were terminated in connection with the Merger Agreement (see Note 1).  Below is a summary of our share-based compensation expense related to stock awards (in thousands):

	Six Months Ended June 30,
Description	2014	2013
DG stock options and RSUs awarded to our employees	$2,650	$2,052
DG share-based awards allocated to us as part of corporate services	3,817	1,419
Sizmek share-based awards granted	1,066	—
Total	$7,533	$3,471

During the first quarter of 2014, subsequent to the Spin-Off on February 7, 2014, Sizmek’s Compensation Committee granted (i) 134,760 performance-based Restricted Stock Units (“RSUs”), (ii) 89,839 time-based RSUs and (iii) 141,118 time-based stock options, to certain of our executive officers.  The RSUs and stock options expected to vest were valued at $2.2 million and $0.8 million, respectively.  The awards (i) vest over periods ranging from ten months to three years, (ii) are subject to the employees’ continued employment with us, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).  In addition, during the first quarter, we granted 67,230 time-based RSUs to our outside directors with a value of $0.8 million. These awards vest over a one-year period and are subject to the directors providing continued services to us.

During the second quarter of 2014, Sizmek’s Compensation Committee granted (i) 99,134 performance-based RSUs, (ii) 98,400 time-based RSUs and (iii) 464,880 time-based stock options, to certain of our employees.  The RSUs and stock options expected to vest were valued at $1.9 million and $2.5 million, respectively.  The awards (i) vest over periods ranging from 8 to 34 months, (ii) are subject to the employees’ continued employment with us, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).

For the six months ended June 30, 2014, we recognized $1.1 million in share-based compensation expense related to the Sizmek equity awards.  Unrecognized compensation costs related to unvested RSUs and stock options were $7.1 million at June 30, 2014. These costs are expected to be recognized over the weighted average remaining vesting period of 2.5 years.

7.  Income Taxes

For the six months ended June 30, 2014, our effective tax rate was 4.9% compared to (16.3%) for the six months ended June 30, 2013. The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and valuation allowances in the U.S. and state jurisdictions within the U.S.  The valuation allowance creates an effective tax rate of zero for income or loss earned in the U.S., substantially reducing our effective tax rate.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the six months ended June 30, 2014, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the six months ended June 30, 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements compared to less than $0.1 million for the six months ended June 30, 2013.

The changes in uncertain tax positions for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of year	$1,701	$1,801
Changes to tax positions related to current or prior periods	—	—
Balance at end of period	$1,701	$1,801

If we reduced our reserve for uncertain tax positions, it would result in us recognizing a tax benefit.

As of June 30, 2014, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated and combined balance sheets at June 30, 2014 and December 31, 2013, respectively.

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

8.  Earnings (Loss) per Share

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

The following table presents earnings (loss) per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,642)	$(1,232)	$(16,060)	$(9,191)

Weighted average common shares outstanding — basic	30,399	30,399	30,399	30,399
Dilutive securities	—	—	—	—
Weighted average common shares outstanding - diluted	30,399	30,399	30,399	30,399

Basic loss per common share	$(0.05)	$(0.04)	$(0.53)	$(0.30)
Diluted loss per common share	$(0.05)	$(0.04)	$(0.53)	$(0.30)

Antidilutive securities not included:
Stock options and RSUs	864	—	503	—

9.  Geographical Information

We operate in one business segment, online advertising services.  Our chief operating decision maker is considered to be our Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.  The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$19,779	$19,020	$38,541	$34,342
North America (excluding U.S.)	1,033	639	2,084	1,159
Europe, Middle East and Africa	14,647	13,114	25,627	24,590
Asia Pacific	6,339	7,213	12,412	12,705
Latin America	2,203	1,281	3,716	2,540

Total	$44,001	$41,267	$82,380	$75,336

For the six months ended June 30, 2014, about 53% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States and the United Kingdom represented more than 10% of our consolidated or combined revenues.

10.  Related Party Transactions

Prior to the Spin-Off, DG provided certain management and administrative services to us.  These services include, among others, accounting, treasury, audit, tax, legal, executive oversight, human resources, real estate, information technology and risk management.  These expenses have been allocated to us on a basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures.  Further, DG allocated merger, integration and other expenses to us largely based on revenues.  The allocations of such expenses to us were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
DG’s Expense Allocation to Sizmek	2014	2013	2014	2013
Management and administrative services	$—	$2,018	$514	$3,744
Merger, integration and other	—	350	4,038	860
Total	$—	$2,368	$4,552	$4,604

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

•                  cash infusions from DG to fund our operations, capital expenditures and acquisitions;

•                  allocations of DG’s corporate services, employee benefits and other incentives; and

•                  intercompany charges for expenses related to facilities we shared with DG’s other business segment.

The following is a reconciliation of the amounts presented as “Net contributions from Parent” on the consolidated statement of stockholders’ equity and the amounts presented as “Net contributions from Parent” and monetization of other Parent contributions on the consolidated and combined statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net contributions from Parent per the statements of stockholders’ equity	$89,292	$9,582
Non-cash changes to business capital:
Share-based compensation prior to Spin-Off	(6,467)	(3,471)
TV business net assets remaining on balance sheet	(3,766)	—
Amortization of TV business assets	(559)	—
Net contributions from Parent and monetization of other Parent contributions per the statements of cash flows	$78,500	$6,111

Pursuant to the Merger Agreement, shortly prior to the Spin-Off, DG contributed to us all of its cash, and most of its other current assets and current liabilities relating to its television business.  Accordingly, our current assets and liabilities at June 30, 2014 include these additional assets and liabilities that are not typically included in our balance sheet.

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

On January 16, 2014, Plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the Merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (Plaintiff’s “Request”), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014, on Plaintiff’s Request.  On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter to now be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). The defendants also submitted briefing in opposition to the Request.  At a hearing held on January 30, 2014, the Court denied Plaintiff’s Request. On February 4, 2014, the Court agreed to a Stipulation for Extension of Time and Order (the “Scheduling Order”), providing a proposed briefing schedule.  On February 26, 2014, Plaintiff filed a Motion to Remand the action to the Supreme Court of the State of New York, County of New York.  On March 12, 2014, the defendants stipulated to remand.  On April 11, 2014, Plaintiff filed an amended complaint, asserting the same causes of action as the initial complaint and adding certain additional factual allegations.  On July 18, 2014, the defendants filed motions to dismiss the amended complaint.  According to a scheduling stipulation filed with the motions to dismiss, Plaintiff’s oppositions to the motions to dismiss are due on September 16, 2014, and the defendants’ replies in support of the motions are due on October 6, 2014.

The Company believes Plaintiff’s allegations are without merit and intends to defend this action vigorously. We believe the purported claims and our defense costs will qualify for reimbursement under DG’s and/or our insurance coverage, which are subject to the applicable deductible and the limits of the policies.

Note 12 — Agreement to Acquire Aerify Media

On August 11, 2014, Sizmek announced a definitive agreement to acquire Aerify Media, a private company specializing in mobile tracking and retargeting, for $6.25 million.   Aerify’s mobile in-app and web tracking technology expands Sizmek’s capabilities in the fast-growing mobile segment, adding both talent and technology to the platform.  The transaction is not expected to have a material impact on our full year revenues or EBITDA.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated and combined financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (“Report”).

The following discussion contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed elsewhere in this Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements.”  Sizmek believes the assumptions underlying the consolidated and combined financial statements are reasonable.  However, the consolidated and combined financial statements included herein may not necessarily reflect Sizmek’s results of operations, financial position and cash flows in the future or what they would have been had Sizmek been a separate, stand-alone public company during the periods presented.

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

Our Sizmek MDX platform offers an integrated campaign management solution that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. The Sizmek MDX platform provides our customers with an easy-to-use, end-to-end solution to enhance planning, creativity, delivery, measurement and optimization of digital media campaigns. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size. We manage campaigns for customers in about 65 countries throughout North America, South America, Europe, Asia Pacific, Africa and the Middle East.

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

As a result, periods prior to February 8, 2014 represent our combined operating results and include allocations of corporate overhead and other costs when we were part of DG.  Periods after February 7, 2014 represent our consolidated results operating as an independent publicly-held company.  As discussed in Note 1 to our unaudited consolidated and combined financial statements, we benefited from sharing a portion of DG’s corporate costs with DG’s other business segment rather than incurring such corporate costs ourselves.  Accordingly, our operating costs (particularly those relating to corporate overhead functions) after the Spin-Off are higher than those before the Spin-Off.  See Note 1 of our unaudited consolidated and combined financial statements.

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

Second Quarter Highlights

•                  Overall revenues were up $2.7 million, or 7%, compared to the same quarter of 2013.

•                  Loss from operations increased $0.9 million in the second quarter of 2014 to $1.8 million as compared to a loss from operations of $0.9 million in the same quarter of 2013.  The increase was due to higher (i) merger, integration and other costs ($0.7 million), largely attributable to completing the Merger and Spin-Off, and (ii) depreciation and amortization expense ($0.6 million).

•                  Cash and cash equivalents was $93.6 million at June 30, 2014.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2014	Three Months Ended
	June 30,		vs.	June 30,
	2014	2013	2013	2014	2013
Revenues	$44,001	$41,267	7%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	15,268	13,839	10	34.7	33.5
Sales and marketing	14,514	14,543	—	33.0	35.2
Research and development	3,193	2,626	22	7.3	6.4
General and administrative	5,083	4,699	8	11.5	11.4
Merger, integration and other	1,344	631	113	3.0	1.5
Depreciation and amortization	6,449	5,842	10	14.7	14.2
Total costs and expenses	45,851	42,180	9	104.2	102.2

Loss from operations	(1,850)	(913)	103	(4.2)	(2.2)

Other (income) and expense, net	205	146	40	0.5	0.4

Loss before income taxes	(2,055)	(1,059)	94	(4.7)	(2.6)
Provision (benefit) for income taxes	(413)	173	(339)	(1.0)	0.4
Net loss	$(1,642)	$(1,232)	33	(3.7)	(3.0)

(a)     Excludes depreciation and amortization.

Revenues.  For the three months ended June 30, 2014, revenues increased $2.7 million, or 7%, as compared to the same period in the prior year.  The increase was due to growth in our (i) trading revenue ($2.0 million) and (ii) premium and other services revenue ($1.7 million), partially offset by a decline in our basic services revenue ($1.0 million). Our trading revenue, consisting primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $4.6 million in the second quarter of 2014 as compared to $2.6 million in the second quarter of 2013, an increase of 75%.  Our premium and other services revenue grew due to greater usage of our analytics capabilities and services revenue which includes flat fee billing arrangements.  Our basic services revenue declined due to a reduction in rich media services, partially offset by increases in in-stream and tracking services.

Cost of Revenues.  For the three months ended June 30, 2014, cost of revenues increased $1.4 million, or 10%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 34.7% in the second quarter of 2014, as compared to 33.5% in the second quarter of 2013. Cost of revenues primarily increased due to an increase in trading costs of $1.3 million, which is proportional to the increase in our trading revenues.

Sales and Marketing.  For the three months ended June 30, 2014, sales and marketing expense was essentially unchanged as compared to the same period in the prior year.  Increases in (i) marketing expense ($0.3 million), (ii) facilities costs ($0.3 million), and (iii) recruiting expenses ($0.2 million), were offset by reductions in compensation costs.  As a percentage of revenues, sales and marketing expense decreased to 33.0% in the second quarter of 2014 from 35.2% in the second quarter of 2013. The percentage decrease was the result of growing revenues while keeping sales and marketing expense constant.

Research and Development.  For the three months ended June 30, 2014, research and development expense increased $0.6 million, or 22%, as compared to the same period in the prior year.  The increase in expense principally relates to higher (i) compensation costs ($0.3 million), (ii) facilities costs ($0.1 million) and (iii) travel costs ($0.1 million).  The increase in compensation costs relates to higher salaries per R&D employee, partially offset by an increase in capitalized salaries.

General and Administrative.  For the three months ended June 30, 2014, general and administrative expense increased $0.4 million, or 8%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense increased to 11.5% in the second quarter of 2014, as compared to 11.4% in the second quarter of 2013.  Our expenses as a percentage of revenues in the second quarter of 2014 were relatively consistent with the same period in 2013 even though a portion of the 2013 gross expenses were allocated to DG’s other business unit.

Merger, Integration and Other.  For the three months ended June 30, 2014, merger, integration and other costs increased $0.7 million, or 113%, as compared to the same period in the prior year.  The increase relates principally to higher integration, severance and employee relocation costs.  Subsequent to the Spin-off, the Company retained a number of former DG employees to assist in the transition on an interim basis.  Further, several employees were relocated as part of the transition.

Depreciation and Amortization.  For the three months ended June 30, 2014, depreciation and amortization increased $0.6 million, or 10%, as compared to the same period in the prior year. The increase was primarily attributable to (i) greater amortization of capitalized software ($0.4 million) and (ii) amortization of the intangible assets obtained in the October 2013 acquisition of Republic Project ($0.1 million).  The increase in amortization of capitalized software relates to an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.

Other (income) and expense, net.  For the three months ended June 30, 2014, other income and expense was a net expense of $0.2 million as compared to $0.1 million for the same period in 2013.  Other income and expense primarily relates to foreign exchange gains and losses and bank charges.

Provision (Benefit) for Income Taxes.  For the three months ended June 30, 2014, our effective tax rate was 20.1% compared to (16.3%) for the same period in 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes and non-deductible expenses.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Six Months Ended		2014	Six Months Ended
	June 30,		vs.	June 30,
	2014	2013	2013	2014	2013
Revenues	$82,380	$75,336	9%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	29,754	26,108	14	36.1	34.7
Sales and marketing	30,102	28,967	4	36.5	38.4
Research and development	6,741	5,320	27	8.2	7.1
General and administrative	13,188	9,202	43	16.0	12.2
Merger, integration and other	6,289	2,108	198	7.6	2.8
Depreciation and amortization	12,977	11,715	11	15.8	15.5
Total costs and expenses	99,051	83,420	19	120.2	110.7

Loss from operations	(16,671)	(8,084)	106	(20.2)	(10.7)

Other (income) and expense, net	208	(184)	(213)	0.3	(0.2)

Loss before income taxes	(16,879)	(7,900)	114	(20.5)	(10.5)
Provision (benefit) for income taxes	(819)	1,291	(163)	(1.0)	1.7
Net loss	$(16,060)	$(9,191)	75	(19.5)	(12.2)

(a)     Excludes depreciation and amortization.

Revenues.  For the six months ended June 30, 2014, revenues increased $7.0 million, or 9%, as compared to the same period in the prior year.  The increase was due to growth in our (i) premium and other services revenue ($4.4 million) and (ii) trading revenue ($3.8 million), partially offset by a decline in our basic services revenue ($1.2 million). Our premium and other services revenue grew due to greater usage of our analytics capabilities and services revenue which includes flat fee billing arrangements.   Our trading revenue, consisting primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $8.1 million in the first half of 2014 as compared to $4.3 million in the first half of 2013, an increase of 89%. Our basic services revenue declined due to a reduction in rich media services, partially offset by increases in in-stream and tracking services.

Cost of Revenues.  For the six months ended June 30, 2014, cost of revenues increased $3.6 million, or 14%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.1% in the first six months of 2014, as compared to 34.7% in the first six months of 2013.  Cost of revenues increased primarily due to an increase in trading costs of $2.5 million, which is proportional to the increase in our trading revenues, and compensation costs ($0.7 million). The increase in compensation costs is due to increases in the number of cost of revenue employees and share-based compensation.

Sales and Marketing.  For the six months ended June 30, 2014, sales and marketing expense increased $1.1 million, or 4%, as compared to the same period in the prior year.  The increase relates to (i) greater use of resellers ($0.4 million), and higher (ii) recruiting costs ($0.3 million), compensation costs ($0.2 million) and facilities costs ($0.2 million).  Resellers involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased to 36.5% as compared to 38.4% in the same period in the prior year.

Research and Development.  For the six months ended June 30, 2014, research and development expense increased $1.4 million, or 27%, as compared to the same period in the prior year.  The increase principally relates to higher compensation costs ($1.0 million) and facilities costs ($0.2 million).  The increase in compensation costs relates to an increase in the number of research and development employees and cost per research and development employee, partially offset by an increase in capitalized salaries.

General and Administrative.  For the six months ended June 30, 2014, general and administrative expense increased $4.0 million, or 43%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense increased to 16.0% in the first six months of 2014, as compared to 12.2% in the first six months of 2013.  Substantially all of the increase was the result of accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off.  In addition, for each of the six months in the 2013 period, a portion of the expenses were allocated to DG’s other business unit versus only a little more than one month in the 2014 period.

Merger, Integration and Other.  For the six months ended June 30, 2014, merger, integration and other costs increased $4.2 million, or 198%, as compared to the same period in the prior year.  The increase relates principally to (i) costs incurred in connection with completing the Merger and Spin-off transactions in February 2014 and (ii) higher integration, severance and employee relocation costs subsequent to the Merger and Spin-off.  The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

Depreciation and Amortization.  For the six months ended June 30, 2014, depreciation and amortization increased $1.3 million, or 11%, as compared to the same period in the prior year. The increase was primarily attributable to (i) greater amortization of capitalized software ($0.9 million) and (ii) amortization of the intangible assets obtained in the October 2013 acquisition of Republic Project ($0.2 million).  The increase in amortization of capitalized software relates to an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.

Other (income) and expense, net.  For the six months ended June 30, 2014, other income and expense was a net expense of $0.2 million as compared to income of $0.2 million for the same period in 2013. The 2013 other income primarily relates to realized foreign currency exchange gains.  We did not have a similar gain in 2014 to offset foreign exchange losses and bank charges.

Provision (Benefit) for Income Taxes.  For the six months ended June 30, 2014, our effective tax rate was 4.9% compared to (16.3%) for the same period in 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes and non-deductible expenses.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$93,646	$22,648
Accounts receivable, net	45,462	47,362
Assets of TV business	5,150	—
Property and equipment, net	29,045	26,002
Goodwill	134,086	134,086
Intangible assets, net	76,324	84,319

Liabilities:
Accounts payable and accrued liabilities	18,930	21,584
Deferred income taxes	7,587	8,418

Stockholders’ equity or business capital	367,850	293,136

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The increase in cash and cash equivalents during 2014 primarily relates to cash contributed by DG prior to the Merger and Spin-Off ($44.8 million), and other working capital contributed by DG that has been converted into cash since the Merger and Spin-Off ($33.7 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 94 days and 92 days at June 30, 2014 and December 31, 2013, respectively.

Assets of TV business relates to assets contributed by DG immediately prior to the Merger.  The majority of these assets consist of income tax receivables, but also include DG’s trade receivables from its television customers and prepaid expenses.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense.  For the six months ended June 30, 2014 and 2013, purchases of property and equipment used to power our ad serving platform were $2.3 million and $3.1 million, respectively. For the six months ended June 30, 2014 and 2013, capitalized costs of developing software were $5.6 million and $4.4 million, respectively.

Intangible assets decreased during the six months ended June 30, 2014 as a result of amortization.  Goodwill did not change during the six months ended June 30, 2014.

Accounts payable and accrued liabilities decreased $2.7 million to $18.9 million at June 30, 2014 as compared to $21.6 million at December 31, 2013.  The decrease primarily relates to the timing of payments.

Stockholders’ equity increased by $74.7 million to $367.8 million at June 30, 2014 compared to $293.1 million at December 31, 2013 as a result of capital contributions made by DG ($89.3 million), partially offset by our loss reported in the first six months of 2014.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(16,060)	$(9,191)
Depreciation and amortization	12,977	11,715
Share-based compensation and other	6,325	1,886
Changes in operating assets and liabilities, net	(1,076)	3,977
Total	2,166	8,387

Investing activities:
Purchases of property and equipment	(2,310)	(3,067)
Capitalized costs of developing software	(5,639)	(4,364)
Other	(1,751)	1,435
Total	(9,700)	(5,996)

Financing activities:
Payments of seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(9,346)	—
Proceeds from TV business assets	43,013	—
Net contributions from Parent	44,833	6,111
Total	78,500	3,580

Effect of exchange rate changes on cash and cash equivalents	32	(1,105)

Net increase in cash and cash equivalents	$70,998	$4,866

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In the first six months of 2014, we generated $2.2 million in cash from operating activities, as compared to $8.4 million in the first six months of 2013.

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

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $11.0 million held outside the United States at June 30, 2014, all of which can be repatriated into the United States with little or no adverse tax consequences);

•                  cash generated from operating activities;

•                  cash collected from DG’s television assets;

•                  borrowings from a credit facility we may enter into; and

•                  the issuance of equity securities.

As of June 30, 2014, we had $93.6 million of cash and cash equivalents on hand.  Prior to 2013, we did not generate significant amounts of cash from operating activities.  This trend began to reverse in the 2013 fiscal year when we generated $18.7 million of cash from operating activities.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand, (ii) cash to be collected from the television assets contributed by DG, and (iii) cash generated from operating and financing activities will satisfy our capital needs for the next twelve months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the organic growth of our business, and

•                  the strategic acquisition of related businesses, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition.

During 2014, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $16 million to $19 million, which includes $7.9 million of such costs incurred through June 30, 2014.  We expect to use cash to further expand and develop our business.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 11 to the consolidated and combined financial statements, “Litigation,” that is included in Part I of this Report and is incorporated herein by reference.

Item 5.         Other Information.

On August 11, 2014, the Board of Directors of Sizmek Inc. (the “Company”) appointed John D. Palmer, age 48, to serve as Interim Chief Financial Officer of the Company, effective as of August 11, 2014.

Prior to his appointment, Mr. Palmer served as the Company’s Vice President, Chief Accounting Officer and Controller. Prior to joining the Company’s former parent company, Digital Generation, Inc. in March 2003, he served as Director of Finance for Entrust, Inc., a global provider of encryption and identity management software from November 2001 to March 2003.  Prior to that, Mr. Palmer held a variety of controller positions at Nortel Networks, a global manufacturer of telecommunications equipment, from January 1995 to November 2001.  Mr. Palmer began his career working at two of the “Big 4” public accounting firms, KPMG from 1988 to 1992 and Ernst & Young LLP from 1992 to 1995. Mr. Palmer is currently a board member and treasurer of the Twelve Hills Nature Center, a non-profit entity.  Mr. Palmer graduated cum laude from Stephen F. Austin State University with a B.B.A. in Accounting.

Item 6.   EXHIBITS

Exhibits
3.1(a)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(a)	Amended and Restated Bylaws of Registrant.
10.1(b)	Agreement, dated as of October 7, 2013, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Digital Generation, Inc.
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

** Filed herewith.

(a) Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed February 4, 2014.

(b) Incorporated by reference to the exhibit bearing the same title filed with Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed December 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: August 14, 2014	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: August 14, 2014	By:	/s/ JOHN D. PALMER
	Name:	John D. Palmer
	Title:	Interim Chief Financial Officer