Form 10-Q
period 2014-09-30
Sizmek Inc.
filed 2014-11-13
CIK 1591877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, the registrant had 30,398,505 shares of Common Stock, par value $0.001, outstanding.

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

Words such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made.  All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•                  our ability to further identify, develop and achieve commercial success for new online video and mobile products;

•                  continued or accelerating decline in our rich-media business;

•                  delays in product offerings;

•                  the development and pricing of competing online services and products;

•                  consolidation of the digital industry and of digital advertising networks;

•                  slower than expected development of the digital advertising market;

•                  our ability to protect our proprietary technologies;

•                  identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

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

PART I—FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$91,229	$22,648
Accounts receivable (less allowances of $210 in 2014 and $776 in 2013)	42,387	47,362
Deferred income taxes	263	472
Restricted cash	1,627	1,725
Other current assets	5,322	6,817
Current assets of TV business	4,710	—
Total current assets	145,538	79,024
Property and equipment, net	31,916	26,002
Goodwill	40,154	134,086
Intangible assets, net	75,096	84,319
Deferred income taxes	964	329
Restricted cash	4,027	3,497
Other non-current assets	3,714	2,766
Total assets	$301,409	$330,023

Liabilities and Stockholders’ Equity or Business Capital
CURRENT LIABILITIES:
Accounts payable	$2,871	$3,625
Accrued liabilities	16,380	17,959
Deferred income taxes	94	94
Current liabilities of TV business	1,332	—
Total current liabilities	20,677	21,678
Deferred income taxes	7,751	8,324
Other non-current liabilities	6,526	6,885
Non-current liabilities of TV business	260	—
Total liabilities	35,214	36,887

STOCKHOLDERS’ EQUITY or BUSINESS CAPITAL:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,399 issued and outstanding at September 30, 2014	30	—
Additional capital	370,686	—
Accumulated deficit	(104,449)	—
Parent company investment	—	292,454
Accumulated other comprehensive income (loss)	(72)	682
Total stockholders’ equity or business capital	266,195	293,136
Total liabilities and stockholders’ equity or business capital	$301,409	$330,023

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$39,513	$38,228	$121,893	$113,564
Cost of revenues (excluding depreciation and amortization)	14,274	13,262	44,028	39,370
Sales and marketing	14,082	12,721	44,184	41,688
Research and development	3,300	2,181	10,041	7,501
General and administrative	4,276	4,230	17,464	13,432
Merger, integration and other	221	1,286	6,510	3,394
Depreciation and amortization	6,280	5,927	19,257	17,642
Goodwill impairment	98,196	—	98,196	—
Loss from operations	(101,116)	(1,379)	(117,787)	(9,463)
Interest expense	—	29	—	39
Other (income) and expense, net	479	129	687	(65)
Loss before income taxes	(101,595)	(1,537)	(118,474)	(9,437)
Provision (benefit) for income taxes	(213)	251	(1,032)	1,542
Net loss	$(101,382)	$(1,788)	$(117,442)	$(10,979)

Basic and diluted loss per common share	$(3.34)	$(0.06)	$(3.86)	$(0.36)

Weighted average common shares outstanding:
Basic and diluted	30,399	30,399	30,399	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(101,382)	$(1,788)	$(117,442)	$(10,979)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(24)	88	(116)	205
Unrealized gain (loss) on available for sale securities, net of tax	(157)	763	(121)	723
Foreign currency translation adjustment	(989)	338	(517)	(769)
Total other comprehensive income (loss)	(1,170)	1,189	(754)	159

Total comprehensive loss	$(102,552)	$(599)	$(118,196)	$(10,820)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Parent Company Investment	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	—	$—	$292,454	$—	$—	$682	$293,136
Net loss	—	—	(12,993)	—	(104,449)	—	(117,442)
Net contributions from Parent	—	—	89,292	—	—	—	89,292
Share-based compensation	—	—	—	1,963	—	—	1,963
Other comprehensive loss	—	—	—	—	—	(754)	(754)
Conversion of Parent company investment to capital	30,399	30	(368,753)	368,723	—	—	—
Balance at September 30, 2014	30,399	$30	$—	$370,686	$(104,449)	$(72)	$266,195

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(117,442)	$(10,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	98,196	—
Depreciation of property and equipment	7,484	5,884
Amortization of intangibles	11,773	11,758
Deferred income taxes	(1,040)	(500)
(Benefit) provision for accounts receivable (recoveries) losses	(134)	678
Share-based compensation	8,430	4,923
Other	(2,203)	(723)
Changes in operating assets and liabilities:
Accounts receivable	4,333	3,529
Other assets	1,092	602
Accounts payable and other liabilities	(1,370)	(4,493)
Deferred revenue	—	(14)
Net cash provided by operating activities	9,119	10,665

Cash flows from investing activities:
Purchases of property and equipment	(3,840)	(3,819)
Capitalized costs of developing software	(9,643)	(7,068)
Purchase of long-term investment	(975)	(175)
Proceeds from maturity of short-term investments	—	314
Acquisitions, net of cash acquired	(6,079)	—
Other	(842)	1,359
Net cash used in investing activities	(21,379)	(9,389)

Cash flows from financing activities:
Payments on seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(9,431)	—
Proceeds from TV business assets	45,408	—
Net contributions from Parent	44,833	5,506
Net cash provided by financing activities	80,810	2,975

Effect of exchange rate changes on cash and cash equivalents	31	(209)
Net increase in cash and cash equivalents	68,581	4,042
Cash and cash equivalents at beginning of year	22,648	13,692

Cash and cash equivalents at end of period	$91,229	$17,734

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(1,272)	$(1,659)
Cash paid (received) for interest	$(340)	$(120)
Promissory notes issued to acquire businesses	$675	$—

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

For periods prior to our Spin-Off on February 7, 2014, the combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. We benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. For the nine months ended September 30, 2013, DG reported corporate overhead (excluding share-based compensation) of $18.7 million. The amount of such corporate overhead that was allocated to us in these carve-out financial statements was $7.2 million, in accordance with the allocation principles for preparing carve-out financial statements.  As a result, these carve-out financial statements include corporate overhead expenses which represent approximately 39% of DG’s total corporate overhead for the first nine months of 2013.  The majority of the pre Spin-Off expense allocations were charged to general and administrative expense.  For the two quarters subsequent to the Spin-Off, general and administrative expense as a percentage of revenues has been comparable to the corresponding periods of the prior year.  Accordingly, while we benefited from sharing DG’s cost structure prior to the Spin-Off, since the Spin-Off we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods.

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

Risk of Goodwill Impairment

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $77.5 million.  The details of these assets and liabilities outstanding as of September 30, 2014 were as follows (in thousands):

Description	September 30, 2014 (in thousands)
Current assets of television business:
Income tax receivables	$3,358
Trade accounts receivable	1,198
Springbox revenue sharing	154
Total	$4,710

Current liabilities of television business:
Trade accounts payable	$732
Accrued liabilities	600
Total	$1,332

Non-current liabilities of television business:
Uncertain tax positions	$260

Derivative Instruments

During 2014, we entered into foreign currency forward contracts and options to hedge a portion of the exposure to the variability in expected future cash flows resulting from changes in related foreign currency exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar. These transactions were designated as cash flow hedges, as defined by Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.”

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

Our cash flow hedging strategy has been to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedged portions of our forecasted expenses denominated in the NIS with foreign currency forward contracts and options.  At September 30, 2014, all of our foreign currency forward contracts and options had either expired or were settled.  As a result of our previous hedging activities, we incurred the following gains in our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hedging gain recognized in operations	$6	$214	$121	$695

At December 31, 2013, we had $5.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million ($0.1 million asset, net of a $0.0 million liability) which is included in other current assets. The vast majority of any gain or loss from hedging activities is included in our various operating expenses.  It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.6 million of cash in bank accounts with our counterparty, which we classify as restricted cash on our balance sheet.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30, 2014
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

Other comprehensive income (loss) before reclassifications	(989)	(18)	(157)	(1,164)
Amounts reclassified out of AOCI	—	(6)	—	(6)
Net current period activity	(989)	(24)	(157)	(1,170)

Balance at September 30, 2014	$(1,715)	$—	$1,643	$(72)

	Nine Months Ended September 30, 2014
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive income (loss) before reclassifications	(517)	(10)	(121)	(648)
Amounts reclassified out of AOCI	—	(106)	—	(106)
Net current period activity	(517)	(116)	(121)	(754)

Balance at September 30, 2014	$(1,715)	$—	$1,643	$(72)

	Three Months Ended September 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013	$(1,994)	$490	$(44)	$(1,548)

Other comprehensive income (loss) before reclassifications	338	319	763	1,420
Amounts reclassified out of AOCL	—	(231)	—	(231)
Net current period activity	338	88	763	1,189

Balance at September 30, 2013	$(1,656)	$578	$719	$(359)

	Nine Months Ended September 30, 2013
	Foreign Currency Translation	Unrealized Gain on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(887)	$373	$(4)	$(518)

Other comprehensive income (loss) before reclassifications	(769)	831	723	785
Amounts reclassified out of AOCL	—	(626)	—	(626)
Net current period activity	(769)	205	723	159

Balance at September 30, 2013	$(1,656)	$578	$719	$(359)

The following tables summarize the reclassifications from AOCL to the consolidated and combined statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Amounts Reclassified out of AOCL
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$1	$28	Cost of revenues
Foreign currency derivatives	—	15	Sales and marketing
Foreign currency derivatives	4	161	Research and development
Foreign currency derivatives	1	40	General and administrative
Foreign currency derivatives	—	(30)	Other (income) and expense, net
Total before taxes	6	214
Tax amounts	—	17
Income after tax	$6	$231

	Amounts Reclassified out of AOCL
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$12	$83	Cost of revenues
Foreign currency derivatives	5	47	Sales and marketing
Foreign currency derivatives	58	476	Research and development
Foreign currency derivatives	16	129	General and administrative
Foreign currency derivatives	30	(40)	Other (income) and expense, net
Total before taxes	121	695
Tax amounts	(15)	(69)
Income after tax	$106	$626

Merger, Integration and Other Expenses

Merger, integration and other expenses reflect the expenses incurred in (i) DG’s Merger with Extreme Reach and our Spin-Off from DG, (ii) acquiring or disposing of a business, (iii) integrating an acquired operation (e.g., severance pay, office closure costs) into the Company and certain other expenses.  A summary of our merger, integration and other expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2014	2013	2014	2013
Severance	$803	$59	$1,694	$249
Merger and Spin-Off (1)	5	—	4,865	—
Strategic alternatives	—	1,355	—	1,969
MediaMind preacquisition liability	—	—	—	720
Proxy contest	—	6	—	171
TV receivables collected in excess of reserve	(1,725)	—	(1,725)	—
Integration costs	1,138	(134)	1,676	285
Total	$221	$1,286	$6,510	$3,394

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

The tables below set forth by level assets and liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at September 30, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$949	$—	$—	$949
Marketable equity securities	(c)	1,984	—	—	1,984
Revenue sharing arrangement	(d)	—	—	154	154
Total		$2,933	$—	$154	$3,087
Liabilities:
Revenue earnout payable	(e)	$—	$—	$225	$225

		Fair Value Measurements at December 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives/options	(b)	$—	$137	$—	$137
Marketable equity securities	(c)	2,105	—	—	2,105
Total		$2,105	$137	$—	$2,242
Liabilities:
Revenue earnout payable		$—	$—	$—	$—

(a) Included in cash and cash equivalents.

(b) Included in other current assets.

(c) Included in other non-current assets.

(d) Included in current assets of TV business.

(e) Included in current liabilities of TV business.

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

Revenue Sharing Arrangement
Nine Months Ended September 30, 2014
Balance at beginning of year	$—
Additions	340
Less cash receipts	(186)
Balance at end of period	$154

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

Revenue Earnout Payable
Nine Months Ended September 30, 2014
Balance at beginning of year	$—
Additions	225
Less cash payments	—
Balance at end of period	$225

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

In connection with our acquisition of Republic Project, we agreed to a contingent consideration component of the purchase price based on 2014 and 2015 revenues and adjusted EBITDA.  The earnouts have minimum levels for revenue and adjusted EBITDA before any earnout payment becomes due.  As of September 30, 2014, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.  See Note 4—Acquisition of Republic Project.

In May 2014, we purchased $1.0 million of Abakus convertible promissory notes (“Convertible Notes”) for $1.0 million.  The Convertible Notes are due 90 days after written notice after the earlier of (i) May 30, 2016 and (ii) an occurrence of an Event of Default (as defined).  Abakus is a small private company that has developed a digital attribution software solution.  The Convertible Notes bear interest at 5% per annum payable at maturity.  The Convertible Notes are convertible into Abakus Series A Preferred Stock (“Series A Preferred”) as follows:

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

In addition, upon a Change in Control, as defined, the Convertible Notes shall be paid off at the greater of (i) the outstanding balance, or (ii) the amount the holder would have received upon conversion of the Convertible Notes.  The Convertible Notes are considered held-to-maturity securities and are carried at amortized cost.  The fair value of the Convertible Notes is not readily determinable.  We are not aware of a market for the Convertible Notes.  The Convertible Notes are included in other non-current assets.

4. Acquisitions

Pixel

On September 4, 2014, we acquired all of the outstanding shares of Zestraco Investments Limited including its wholly-owned subsidiary PixelCo. D.O.O. (“Pixel”) for $0.45 million in cash and a deferred payment obligation of $0.05 million which is due by December 31, 2014.  Pixel performed advertising service operations principally for us prior to our purchase and had no appreciable assets.

The objective of the transaction was to bring in-house the group of technology service personnel that had been providing advertising operations service to us through a contract.  We expect to realize operating synergies from this transaction.  Pixel has been included in our results of operations since the date of closing. The $0.5 million purchase price was allocated to goodwill and is not deductible for income tax purposes.  The purchase price allocation is final.

Aerify Media

On August 11, 2014, we acquired substantially all the assets and operations of privately-held Aerify Media LLC (“Aerify”), a firm specializing in mobile tracking and retargeting, for $5.625 million in cash and a $0.625 million deferred payment obligation due in one-year.  Aerify’s mobile in-app and web tracking technology expands our capabilities in the fast-growing mobile segment, adding both talent and technology to the platform.  The transaction is not expected to have a material impact on our full year revenues or EBITDA.

The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction.  Aerify has been included in our results of operations since the date of closing.

The $6.25 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $2.05 million to developed technology, $0.4 million to customer relationships and $3.8 million to goodwill.  The developed technology and customer relationships acquired in the transaction are being amortized on a straight-line basis over 4 years and 5 years, respectively. The weighted average amortization period is 4.2 years. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  For 2013, Aerify reported revenues of $3.1 million and a loss before income taxes of $0.6 million.  For the period from the acquisition date through September 30, 2014, Aerify reported $0.4 million of revenue.  The purchase price allocation is final.

Republic Project

On October 4, 2013, we acquired the assets and operations of privately-held Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.1 million in cash, a $0.3 million deferred payment obligation due in April 2015 (except in certain circumstances) and contingent consideration we valued at zero. The contingent consideration payment ranges from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015.

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

5. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2013	$376,417	$(242,331)	$134,086
Acquisition of Aerify Media	3,760	—	3,760
Acquisition of Pixel	504	—	504
Impairment loss	—	(98,196)	(98,196)
Balance at September 30, 2014	$380,681	$(340,527)	$40,154

We test goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of the Company to its carrying value. If the fair value of the Company exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the Company is less than its carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the Company’s fair value is allocated to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination. If the implied fair value of the Company’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

2014 Goodwill Impairment Loss

At December 31, 2013, based on a variety of methods including a discounted cash flow model (a Level 3 fair value measurement) that used our internal forecast, we determined the fair value of the Company was only 5% in excess of its carrying value. In preparing our discounted cash flow model, we made assumptions about future revenues and expenses to determine the cash flows that would result from our operations.

We noted at the time, and at each of the next two quarters, there was substantial risk the forecasted cash flows of the Company may fall short of our expectations. We noted that if actual or expected future cash flows should fall sufficiently below our forecast, it would likely require us to record another goodwill impairment charge (in addition to the impairment charge taken in 2012).  We noted future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

We also noted the market value of our common stock plus a reasonable control premium is an indicator of the fair value of our Company. We noted that if the market value of our common stock should decline sufficiently from its initial trading value (initial trading began in February 2014) for an extended period of time, it would likely cause us to conclude that our goodwill was impaired and we would be required to record another goodwill impairment charge.  At each of March 31, 2014 and June 30, 2014, we continued to monitor our goodwill and determined an interim goodwill impairment test was not required.

During the third quarter of 2014, we determined that indicators of potential impairment existed requiring us to perform an interim goodwill impairment test. These indicators included (i) revenues and operating results sufficiently below our earlier forecast which prompted us to revise our future forecast, (ii) our market capitalization continuing to decline throughout 2014 such that our market capitalization plus a reasonable control premium was well below the book value of our total stockholders’ equity, (iii) a decreasing trend in our revenue growth, and (iv) turnover within the sales executive team.

In performing our interim goodwill impairment test, we estimated the fair value of the Company using an income approach, specifically a discounted cash flow model (a Level 3 fair value measurement).  Under the income approach, we calculated the fair value of the Company based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates including revenue growth rates, operating margins, tax rates, capital expenditures and a discount rate.  The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with the Company’s projected cash flows.

Upon estimating the fair value of our goodwill, we determined it was less than its carrying value. As a result, we performed the second step of the impairment analysis and allocated the fair value of the Company to the estimated fair values of each of its assets and liabilities (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of the Company’s goodwill was $98.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2014. To verify the reasonableness of the fair value of the Company, we compared the adjusted carrying value of the Company to its market capitalization plus a reasonable control premium. We determined the implied control premium of about 42% was reasonable based upon a review of the historical control premiums of comparable companies.  In accordance with our policy, we will test goodwill for impairment again at December 31, 2014.

Risk of Future Impairment

After recording the third quarter 2014 impairment charge, the fair value of the Company (as determined using a discounted cash flow model) approximated its carrying value.  In preparing our discounted cash flow model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that will result.

As with any forecast, there is substantial risk our forecasted cash flows may fall short of our current expectations.  If actual or expected future cash flows should fall sufficiently below our current forecast, it is likely we would be required to record another goodwill impairment charge.  Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

Further, the market value of our common stock plus a reasonable control premium is an indicator of the fair value of our Company.  If the market value of our common stock should fall sufficiently below the current level for an extended period of time, it would likely cause us to conclude that our goodwill is impaired and we would be required to record another goodwill impairment charge.

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

	Nine Months Ended September 30,
Description	2014	2013
DG stock options and RSUs awarded to our employees	$2,650	$2,811
DG share-based awards allocated to us as part of corporate services	3,817	2,112
Sizmek share-based awards granted	1,963	—
Total	$8,430	$4,923

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

During the third quarter of 2014, Sizmek’s Compensation Committee granted (i) 146,877 time-based RSUs and (ii) 8,641 time-based stock options, to certain of our employees.  The RSUs and stock options expected to vest were valued at $1.4 million and $0.1 million, respectively.  The RSU awards vest over two years and are subject to the employees’ continued employment with us.  The stock options vest over three years and are subject to the employees’ continued employment with us.

For the nine months ended September 30, 2014, we recognized $2.0 million in share-based compensation expense related to the Sizmek equity awards.  Unrecognized compensation costs related to unvested RSUs and stock options were $6.9 million at September 30, 2014. These costs are expected to be recognized over the weighted average remaining vesting period of 2.3 years.

7.  Income Taxes

For the nine months ended September 30, 2014, our effective tax rate was 0.9% compared to (16.3%) for the nine months ended September 30, 2013. The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; the non-deductibility of our 2014 goodwill impairment charge; certain other non-deductible expenses; and valuation allowances in the U.S. and state jurisdictions within the U.S.  The valuation allowance creates an effective tax rate of zero for income or loss earned in the U.S., substantially reducing our effective tax rate.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the nine months ended September 30, 2014, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For the nine months ended September 30, 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements compared to less than $0.1 million for the nine months ended September 30, 2013.

The changes in uncertain tax positions for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of year	$1,701	$1,801
Changes to tax positions related to current or prior periods	362	—
Balance at end of period	$2,063	$1,801

If we reduced our reserve for uncertain tax positions, it would result in us recognizing a tax benefit.  We are in the process of amending two years of tax returns to alleviate uncertain tax positions.  Upon the taxing authority accepting those tax returns, we expect approximately $362,000 of uncertain tax positions to be effectively settled within 12 months.

As of September 30, 2014, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated and combined balance sheets at September 30, 2014 and December 31, 2013, respectively.

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

The following table presents earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(101,382)	$(1,788)	$(117,442)	$(10,979)

Weighted average common shares outstanding — basic	30,399	30,399	30,399	30,399
Dilutive securities	—	—	—	—
Weighted average common shares outstanding - diluted	30,399	30,399	30,399	30,399

Basic loss per common share	$(3.34)	$(0.06)	$(3.86)	$(0.36)
Diluted loss per common share	$(3.34)	$(0.06)	$(3.86)	$(0.36)

Antidilutive securities not included:
Stock options and RSUs	847	—	847	—

9.  Geographical Information

We operate in one business segment, online advertising services.  Our chief operating decision maker is considered to be our Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.  The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$19,594	$18,569	$58,135	$52,911
North America (excluding U.S.)	823	533	2,907	1,692
Europe, Middle East and Africa	10,522	11,048	36,149	35,638
Asia Pacific	6,506	6,201	18,918	18,906
Latin America	2,068	1,877	5,784	4,417

Total	$39,513	$38,228	$121,893	$113,564

For the nine months ended September 30, 2014, about 52% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States and the United Kingdom represented more than 10% of our consolidated or combined revenues.

10.  Related Party Transactions

Prior to the Spin-Off, DG provided certain management and administrative services to us.  These services included, among others, accounting, treasury, audit, tax, legal, executive oversight, human resources, real estate, information technology and risk management.  These expenses have been allocated to us on a basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures.  Further, DG allocated merger, integration and other expenses to us largely based on revenues.  The allocations of such expenses to us were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
DG’s Expense Allocation to Sizmek	2014	2013	2014	2013
Management and administrative services	$—	$1,927	$514	$5,671
Merger, integration and other	—	1,231	4,038	2,091
Total	$—	$3,158	$4,552	$7,762

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

The following is a reconciliation of the amounts presented as “Net contributions from Parent” on the consolidated statement of stockholders’ equity and the amounts presented as “Net contributions from Parent” and monetization of other Parent contributions on the consolidated and combined statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net contributions from Parent per the statements of stockholders’ equity	$89,292	$10,268
Non-cash changes to business capital:
Share-based compensation prior to Spin-Off	(6,467)	(4,923)
TV business net assets remaining on balance sheet	(3,118)	—
Amortization of TV business assets	(726)	—
Recovery of TV business assets	1,854
Other	(25)	161
Net contributions from Parent and monetization of other Parent contributions per the statements of cash flows	$80,810	$5,506

Pursuant to the Merger Agreement, shortly prior to the Spin-Off, DG contributed to us all of its cash, and most of its other current assets and current liabilities relating to its television business.  The vast majority of the assets have since been monetized and the liabilities have been paid. The remaining identifiable TV assets and liabilities are summarized in Note 2.

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

On January 16, 2014, Plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the Merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (Plaintiff’s “Request”), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014, on Plaintiff’s Request.  On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter to now be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). The defendants also submitted briefing in opposition to the Request.  At a hearing held on January 30, 2014, the Court denied Plaintiff’s Request. On February 4, 2014, the Court agreed to a Stipulation for Extension of Time and Order (the “Scheduling Order”), providing a proposed briefing schedule.  On February 26, 2014, Plaintiff filed a Motion to Remand the action to the Supreme Court of the State of New York, County of New York.  On March 12, 2014, the defendants stipulated to remand.  On April 11, 2014, Plaintiff filed an amended complaint, asserting the same causes of action as the initial complaint and adding certain additional factual allegations.  On July 18, 2014, the defendants filed motions to dismiss the amended complaint.  On September 16, 2014, Plaintiff filed oppositions to the motions to dismiss and a cross-motion to strike exhibits to the motions to dismiss.  On October 24, 2014, the defendants’ filed replies in support of the motions to dismiss and an opposition to the cross-motion to strike.  Plaintiff’s reply in support of the cross-motion to strike is due on November 14, 2014.

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

The following discussion contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed elsewhere in this Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements.”  Sizmek believes the assumptions underlying the consolidated and combined financial statements are reasonable.  However, the consolidated and combined financial statements included herein may not necessarily reflect Sizmek’s results of operations, financial position and cash flows in the future or what they would have been had Sizmek been a separate, stand-alone public company for the periods prior to the Spin-Off.

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

Our revenues are principally derived from services related to online advertising.  We earn fees from our customers to create, execute, monitor and measure advertising campaigns on our Sizmek MDX platform (formerly known as the MediaMind platform).  For most of 2013, we operated three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). However, late in 2013 we completed the transition of all of our online business over to the Sizmek MDX platform.  Revenue growth is a key driver of our business.

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

Acquisitions

On September 4, 2014, we acquired all of the outstanding shares of Zestraco Investments Limited including its wholly-owned subsidiary PixelCo. D.O.O. (“Pixel”) for $0.45 million in cash and a deferred payment obligation of $0.05 million due by December 31, 2014.  Prior to the acquisition, Pixel performed advertising service operations for us as an independent contractor.

On August 11, 2014, we acquired substantially all the assets and operations of privately-held Aerify Media LLC (“Aerify”), a firm specializing in mobile tracking and retargeting, for $5.625 million in cash and a $0.625 million deferred payment obligation due in one-year.

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

As a result of these acquisitions, our operating results for 2014 and 2013 are not entirely comparable.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

Third Quarter Highlights

•                  Overall revenues were up $1.3 million, or 3%, compared to the same quarter of 2013.

•                  Loss from operations increased $99.7 million in the third quarter of 2014 to $101.1 million as compared to a loss from operations of $1.4 million in the same quarter of 2013.  The increase was primarily due to a $98.2 million goodwill impairment charge.

•                  Cash and cash equivalents, which excludes restricted cash, were $91.2 million at September 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2014	Three Months Ended
	September 30,		vs.	September 30,
	2014	2013	2013	2014	2013
Revenues	$39,513	$38,228	3%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	14,274	13,262	8	36.1	34.7
Sales and marketing	14,082	12,721	11	35.6	33.3
Research and development	3,300	2,181	51	8.4	5.7
General and administrative	4,276	4,230	1	10.8	11.1
Merger, integration and other	221	1,286	(83)	0.6	3.3
Depreciation and amortization	6,280	5,927	6	15.9	15.5
Goodwill impairment	98,196	—	100	248.5	—
Total costs and expenses	140,629	39,607	255	355.9	103.6

Loss from operations	(101,116)	(1,379)	NM	(255.9)	(3.6)

Other (income) and expense, net	479	158	203	1.2	0.4

Loss before income taxes	(101,595)	(1,537)	NM	(257.1)	(4.0)
Provision (benefit) for income taxes	(213)	251	(185)	(0.5)	0.7
Net loss	$(101,382)	$(1,788)	NM	(256.6)	(4.7)

(a)	Excludes depreciation and amortization.
NM	Not meaningful.

Revenues.  For the three months ended September 30, 2014, revenues increased $1.3 million, or 3%, as compared to the same period in the prior year.  The increase was due to growth in our (i) premium and other services revenue ($3.2 million) and (ii) trading revenue ($1.4 million), partially offset by a decline in our basic services revenue ($3.3 million). Our premium and other services revenue grew due to greater usage of our analytics capabilities and services revenue which includes flat fee billing arrangements.  Our trading revenue, consisting primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $3.8 million in the third quarter of 2014 as compared to $2.4 million in the third quarter of 2013, an increase of 57%.  Our basic services revenue declined due to a reduction in rich media services, partially offset by increases in in-stream and mobile services.

Cost of Revenues.  For the three months ended September 30, 2014, cost of revenues increased $1.0 million, or 8%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.1% in the third quarter of 2014, as compared to 34.7% in the third quarter of 2013. Cost of revenues primarily increased due to increases in trading ($0.6 million) and delivery costs ($0.6 million), partially offset by a reduction in creative and trafficking fees. Margins from our trading revenues improved as a result of a recent focus on profit improvement and performance.

Sales and Marketing.  For the three months ended September 30, 2014, sales and marketing expense increased $1.4 million, or 11%, as compared to the same period in the prior year.  The increase in expense principally relates to higher (i) compensation costs ($0.6 million), (ii) marketing costs ($0.3 million) and (iii) travel costs ($0.2 million). Compensation costs increased as a result of hiring additional sales and marketing personnel.

Research and Development.  For the three months ended September 30, 2014, research and development expense increased $1.1 million, or 51%, as compared to the same period in the prior year.  The increase in expense principally relates to higher (i) compensation costs ($0.8 million), (ii) professional fees ($0.1 million) and (iii) recruiting costs ($0.1 million).  The increase in compensation costs relates to higher salaries per R&D employee and an increase in the number of R&D personnel, partially offset by an increase in capitalized salaries.

General and Administrative.  For the three months ended September 30, 2014, general and administrative expense was essentially unchanged when compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 10.8% in the third quarter of 2014, as compared to 11.1% in the third quarter of 2013.  Our expenses as a percentage of revenues in the third quarter of 2014 were relatively consistent with the same period in 2013 even though a portion of the 2013 gross expenses were allocated to DG’s other business unit.

Merger, Integration and Other.  For the three months ended September 30, 2014, merger, integration and other costs decreased $1.1 million as compared to the same period in the prior year.  The decrease primarily relates to recognizing a credit of $1.7 million for collecting DG television receivables in excess of the bad debt reserve, partially offset by an increase in severance expenses.  These receivables were contributed to the Company by DG in connection with the Merger and Spin-Off.

Depreciation and Amortization.  For the three months ended September 30, 2014, depreciation and amortization increased $0.4 million, or 6%, as compared to the same period in the prior year. The increase was primarily attributable to greater amortization of capitalized software ($0.4 million).  The increase in amortization of capitalized software relates to an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.

Goodwill Impairment. For the three months ended September 30, 2014, we recognized a goodwill impairment charge of $98.2 million.  See Note 5 of our consolidated and combined financial statements.

Other (income) and expense, net.  For the three months ended September 30, 2014, other income and expense was a net expense of $0.5 million as compared to $0.1 million for the same period in 2013.  Other income and expense primarily relates to foreign exchange gains and losses.

Provision (Benefit) for Income Taxes.  For the three months ended September 30, 2014, our effective tax rate was 0.2% compared to (16.3%) for the same period in 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes and non-deductible expenses.  For 2014, the goodwill impairment charge is not deductible for income tax purposes.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Nine Months Ended		2014	Nine Months Ended
	September 30,		vs.	September 30,
	2014	2013	2013	2014	2013
Revenues	$121,893	$113,564	7%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	44,028	39,370	12	36.1	34.7
Sales and marketing	44,184	41,688	6	36.3	36.7
Research and development	10,041	7,501	34	8.2	6.6
General and administrative	17,464	13,432	30	14.3	11.8
Merger, integration and other	6,510	3,394	92	5.3	3.0
Depreciation and amortization	19,257	17,642	9	15.8	15.5
Goodwill impairment	98,196	—	100	80.6	—
Total costs and expenses	239,680	123,027	95	196.6	108.3

Loss from operations	(117,787)	(9,463)	NM	(96.6)	(8.3)

Other (income) and expense, net	687	(26)	NM	0.6	—

Loss before income taxes	(118,474)	(9,437)	NM	(97.2)	(8.3)
Provision (benefit) for income taxes	(1,032)	1,542	(167)	(0.8)	1.4
Net loss	$(117,442)	$(10,979)	NM	(96.4)	(9.7)

(a)	Excludes depreciation and amortization.
NM	Not meaningful.

Revenues.  For the nine months ended September 30, 2014, revenues increased $8.3 million, or 7%, as compared to the same period in the prior year.  The increase was due to growth in our (i) premium and other services revenue ($7.5 million) and (ii) trading revenue ($5.2 million), partially offset by a decline in our basic services revenue ($4.4 million). Our premium and other services revenue grew due to greater usage of our analytics capabilities and services revenue which includes flat fee billing arrangements.   Our trading revenue, consisting primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $11.9 million in the first nine months of 2014 as compared to $6.7 million in the first nine months of 2013, an increase of 77%. Our basic services revenue declined due to a reduction in rich media services, partially offset by increases in in-stream and mobile services.

Cost of Revenues.  For the nine months ended September 30, 2014, cost of revenues increased $4.7 million, or 12%, as compared to the same period in the prior year.  As a percentage of revenues, cost of revenues increased to 36.1% in the first nine months of 2014, as compared to 34.7% in the first nine months of 2013.  Cost of revenues increased primarily due to an increase in trading costs of $3.1 million, which is proportional to the increase in our trading revenues, and delivery costs ($1.2 million). The increase in delivery costs is due to higher content delivery network and data center costs.

Sales and Marketing.  For the nine months ended September 30, 2014, sales and marketing expense increased $2.5 million, or 6%, as compared to the same period in the prior year.  The increase relates to (i) higher compensation costs primarily associated with an increase in sales and product personnel ($0.8 million), (ii) greater use of resellers ($0.3 million), and (ii) higher recruiting costs ($0.3 million) and facilities costs ($0.3 million).  Resellers involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased to 36.3% as compared to 36.7% in the same period in the prior year.

Research and Development.  For the nine months ended September 30, 2014, research and development expense increased $2.5 million, or 34%, as compared to the same period in the prior year.  The increase principally relates to higher compensation ($1.8 million), facilities ($0.3 million) and recruiting costs ($0.2 million).  The increase in compensation costs relates to higher compensation levels per research and development employee, partially offset by an increase in capitalized salaries.

General and Administrative.  For the nine months ended September 30, 2014, general and administrative expense increased $4.0 million, or 30%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense increased to 14.3% in the first nine months of 2014, as compared to 11.8% in the first nine months of 2013.  Substantially all of the increase was the result of accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off.  In addition, for each of the nine months in the 2013 period, a portion of the expenses were allocated to DG’s other business unit versus only a little more than one month in the 2014 period.

Merger, Integration and Other.  For the nine months ended September 30, 2014, merger, integration and other costs increased $3.1 million, or 92%, as compared to the same period in the prior year.  The increase relates principally to (i) costs incurred in connection with completing the Merger and Spin-off transactions in February 2014 and (ii) higher integration, severance and employee relocation costs subsequent to the Merger and Spin-off, partially offset by (iii) recognizing a credit of $1.7 million for collecting DG television receivables in excess of the bad debt reserve.  These receivables were contributed to the Company by DG in connection with the Merger and Spin-Off. The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

Depreciation and Amortization.  For the nine months ended September 30, 2014, depreciation and amortization increased $1.6 million, or 9%, as compared to the same period in the prior year. The increase was primarily attributable to (i) greater amortization of capitalized software ($1.4 million) and (ii) amortization of the intangible assets obtained in the October 2013 acquisition of Republic Project and the August 2014 acquisition of Aerify ($0.2 million).  The increase in amortization of capitalized software relates to an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.

Goodwill Impairment. For the nine months ended September 30, 2014, we recognized a goodwill impairment charge of $98.2 million.  See Note 5 of our consolidated and combined financial statements.

Other (income) and expense, net.  For the nine months ended September 30, 2014, other income and expense was a net expense of $0.7 million as compared to a nominal amount of income (less than $0.1 million) for the same period in 2013.  The 2014 expense primarily relates to foreign exchange losses and bank charges.  The nominal 2013 other income primarily relates to realized foreign currency exchange gains.

Provision (Benefit) for Income Taxes.  For the nine months ended September 30, 2014, our effective tax rate was 0.9% compared to (16.3%) for the same period in 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes and non-deductible expenses.  For 2014, the goodwill impairment charge is not deductible for income tax purposes.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$91,229	$22,648
Accounts receivable, net	42,387	47,362
Assets of TV business	4,710	—
Property and equipment, net	31,916	26,002
Goodwill	40,154	134,086
Intangible assets, net	75,096	84,319

Liabilities:
Accounts payable and accrued liabilities	19,251	21,584
Deferred income taxes	7,845	8,418

Stockholders’ equity or business capital	266,195	293,136

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The increase in cash and cash equivalents during 2014 primarily relates to cash contributed by DG prior to the Merger and Spin-Off ($44.8 million), and other working capital contributed by DG that has been converted into cash since the Merger and Spin-Off ($36.0 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 99 days and 92 days at September 30, 2014 and December 31, 2013, respectively.

Assets of TV business relates to assets contributed by DG immediately prior to the Merger.  The majority of these assets consist of income tax receivables, but also include DG’s trade receivables from its television customers.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense.  For the nine months ended September 30, 2014 and 2013, purchases of property and equipment used to power our ad serving platform were $3.8 million and $3.8 million, respectively. For the nine months ended September 30, 2014 and 2013, capitalized costs of developing software were $9.6 million and $7.1 million, respectively.

Intangible assets decreased during the nine months ended September 30, 2014 as a result of amortization, partially offset by intangible assets obtained in the acquisition of Aerify.  Goodwill decreased as a result of the $98.2 million impairment charge, partially offset by goodwill recorded in the acquisitions of Aerify and Pixel.

Accounts payable and accrued liabilities decreased $2.3 million to $19.3 million at September 30, 2014 as compared to $21.6 million at December 31, 2013.  The decrease primarily relates to the timing of payments.

Stockholders’ equity decreased by $26.9 million to $266.2 million at September 30, 2014 compared to $293.1 million at December 31, 2013, principally as a result of our $117.4 million net loss (which includes a $98.2 million goodwill impairment charge), partially offset by capital contributions made by DG ($89.3 million).

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(117,442)	$(10,979)
Goodwill impairment	98,196	—
Depreciation and amortization	19,257	17,642
Share-based compensation and other	5,053	4,378
Changes in operating assets and liabilities, net	4,055	(376)
Total	9,119	10,665

Investing activities:
Purchases of property and equipment	(3,840)	(3,819)
Capitalized costs of developing software	(9,643)	(7,068)
Acquisitions, net of cash acquired	(6,079)	—
Other	(1,817)	1,498
Total	(21,379)	(9,389)

Financing activities:
Payments of seller financing and earnout	—	(2,531)
Payments of TV business liabilities	(9,431)	—
Proceeds from TV business assets	45,408	—
Net contributions from Parent	44,833	5,506
Total	80,810	2,975

Effect of exchange rate changes on cash and cash equivalents	31	(209)

Net increase in cash and cash equivalents	$68,581	$4,042

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) goodwill impairment, (ii) depreciation and amortization and (iii) share-based compensation.  In the first nine months of 2014, we generated $9.1 million in cash from operating activities, as compared to $10.7 million in the first nine months of 2013.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.  In the 2014 period we purchased Aerify Media and Pixel.

Prior to our Spin-Off, we obtained cash from financing activities principally as a result of capital contributions from our former Parent.  Subsequent to our Spin-Off, we obtain cash from financing activities as a result of collecting DG’s television receivables that were contributed to us.

Sources of Liquidity

Our sources of liquidity include:

•                  cash and cash equivalents on hand (including $14.8 million held outside the United States at September 30, 2014, all of which can be repatriated into the United States with little or no adverse tax consequences);

•                  cash generated from operating activities;

•                  cash collected from DG’s television assets;

•                  borrowings from a credit facility we may enter into; and

•                  the issuance of equity securities.

As of September 30, 2014, we had $91.2 million of cash and cash equivalents on hand.  Prior to 2013, we did not generate significant amounts of cash from operating activities.  This trend began to reverse in the 2013 fiscal year when we generated $18.7 million of cash from operating activities.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand and (ii) cash generated from operating and financing activities, will satisfy our capital needs for the next twelve months.

Cash Requirements

We expect to use cash in connection with:

•                  the purchase of capital assets,

•                  the organic growth of our business,

•                  the strategic acquisition of related businesses, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition, and

•                  repurchases of our Common Stock.

In August 2014, our Board of Directors approved a $15 million share repurchase program.  The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to market conditions, applicable legal requirements and other factors, including the conditions specified under any 10(b)5-1 plan.  We intend to begin the repurchase program in the fourth quarter of 2014 and anticipate continuing to repurchase shares under the program through the end of 2017.   Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the authorization.

During 2014, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $17 million to $19 million, which includes $13 million of such costs incurred through September 30, 2014.  We expect to use cash to further expand and develop our business.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

For further information on legal proceedings, see Note 11 to the consolidated and combined financial statements, “Litigation,” that is included in Part I of this Report and is incorporated herein by reference.

Item 6.   EXHIBITS

Exhibits
3.1(a)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(b)	Second Amended and Restated Bylaws of Registrant.
10.1(c)	Agreement, dated as of October 7, 2013, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Digital Generation, Inc.
10.2 **	Employment Agreement dated October 7, 2014 by and among Sizmek Inc. and Kenneth Saunders.*
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

*	Management contract of compensatory arrangement.
**	Filed herewith.
(a)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed February 4, 2014.
(b)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed November 3, 2014.
(c)	Incorporated by reference to the exhibit bearing the same title filed with Amendment No. 1 to the Registrant’s Registration Statement on Form 10 filed December 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: November 13, 2014	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: November 13, 2014	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer