Form 10-K
period 2014-12-31
Sizmek Inc.
filed 2015-03-26
CIK 1591877

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36219

Sizmek Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	37-1744624 (I.R.S. Employer Identification No.)
500 West 5th Street Suite 900 Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 469-5900
Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $191.5 million based on the closing price as reported on the NASDAQ Global Select Market.

         As of March 25, 2015, there were 29,542,529 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates certain information by reference to the registrant's definitive proxy statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

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

  •
  our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

  •
  other risk factors discussed elsewhere herein under the heading "Risk Factors."

        In particular, information included under the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements.

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

SIZMEK INC.
PART I

ITEM 1.    BUSINESS

Overview

        Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, is a leading open ad management company that empowers marketers, agencies, and publishers to (i) create inspiring and omni-channel advertising, (ii) drive better performance, and (iii) cultivate deeper relationships with customers around the world. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social). We connect 17,000 advertisers and 3,500 agencies to audiences in about 60 countries, serving more than 1.4 trillion impressions a year. See Note 14 of our consolidated and combined financial statements for a summary of revenues by geographical area.

        Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution business. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach, Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of DG common stock they held ("DG Common Stock"). Immediately after the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and all of the outstanding shares of DG Common Stock was converted into the right to receive $3.00 per share, and DG became a wholly-owned subsidiary of Extreme Reach. Prior to the Spin-Off, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash, most of the working capital from its television segment, and certain other corporate assets pursuant to the Separation and Redemption Agreement and related documents, and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, stand-alone publicly-traded company in the online advertising services business segment.

Background and Business Model

        Sizmek works directly and indirectly with media agencies, advertisers, creative agencies, and publishers. Our primary customers are media agencies, such as Mediacom or Mindshare, who are paid by advertisers to develop their media plan and then execute their advertising campaigns. Advertisers such as Unilever or Nike may also work directly with Sizmek or through publishers. Creative agencies utilize Sizmek's authoring tools to develop and tailor advertising for a digital environment. Finally, publishers such as MSN or Yahoo that own online media content (for example a web page or a mobile app) attract end users to interact with their content (most typically for free) and are paid by advertisers to reach those end users through advertising that is placed within or next to the content. The standard advertising unit sold to an advertiser is known as an advertising impression. A single advertising impression represents a single advertisement that is served on a webpage or in an app.

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

        We generally do not enter into long term contracts with our customers. We provide customers with a rate card, which is a menu of the services we provide through our platform in connection with the delivery of ads for their campaign. The variety of services we offer are available to all customers; however, an individual customer's rate can vary based on a number of factors. The rates for our services will also vary based on the ad format.

        All revenue transactions are supported by an insertion order, which includes the customer's rate per impression served, the start and end date of the campaign, and usually the maximum number of impressions to be served. We generate revenue based on the number of times we serve the customer's ad during the campaign.

        We generally remain free to change our rate card for particular customers at any time, but any change to our pricing applies to future campaigns and orders after we have advised the customer of the changes. We tend to review our pricing annually, and sometimes more frequently, depending upon a customer's usage and other circumstances. A customer's campaign typically runs three to six weeks for a particular ad. Customers are generally not obligated to run a particular number of campaigns or volume of deliveries through our platform, but we remain in touch with customers on a regular basis to encourage them to choose our platform and the delivery services we offer each time they develop new ads and commence new campaigns. We have no further service obligations to the customer after the campaign has ended.

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

Industry Background and Strategy

        Online advertisers are often challenged by fragmentation in audience base, creative formats, and media channels. The growing availability of media online and the proliferation of emerging online media formats and channels, such as mobile devices, tablets, social networks and other forms of user-generated media, has led to an increasingly fragmented audience base. The diversity of online media options available to consumers often results in advertising inventory with multiple formats, a range of delivery specifications, metrics and targeting capabilities. Advertisers must also navigate through decentralized workflow processes involving numerous constituencies to deliver an effective campaign.

        Our focus on open ad management means guiding advertisers and publishers through this complex and fragmented online landscape by providing products and services to help advertisers reach, engage and optimize their desired audience for each particular campaign. Open ad management means:

  •
  end-to-end—bringing together all of the technology, intelligence and strategic guidance that a client needs to execute the most effective, global campaign; and

  •
  choice—providing an open, flexible framework that allows each client to choose what's best for their particular needs.

        Reach.    Our integrated platform simplifies the complexities of managing online media advertising campaigns across multiple websites, advertising formats and channels and allows customers to manage varying publisher-imposed creative content restrictions. Our open architecture technology enables advertisers to reach audiences on many device types through the placement of ads in multiple formats on numerous channels including desktop, mobile, tablet and social, and is also designed to accommodate new and emerging online media channels such as connected TVs.

        Engage.    Since our incorporation, our Flash and now HTML5 based authoring environments have helped advertisers and publishers create innovative and scalable formats for rich media, in-stream video, standard banners and emerging media capabilities. These capabilities include interactive video and synced media that enable advertisers to interact with their target audience more effectively and yield higher engagement, performance and recall rates among consumers.

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

        Analysis technologies are built and operated by us or by selected partners. Analysis starts with data gathering followed by processing that data into many different types of reports. Data can be gathered by collecting logs from logic servers and by automated browsing of large numbers of websites. Logs collected from logic servers include information about the specific ad served, the user's environment, and any interactions that may have happened during the ad impression. Automated browsing involves sending massive numbers of queries to websites and capturing the information, textual content, and meta data that comprise that site. All of these data points are collected in central data centers and processed together to produce reports and actionable data feeds. Reports include campaign metrics like reach and frequency, user metrics like tracking and conversion rates, and ad metrics like performance and impact of specific creative. Actionable data feeds include contextual website classifications, cookie level data, and impression data that can be used by advertisers and agencies to tune their campaigns and verify their media purchases. These central data centers are large scale data processing facilities that can handle billions and tens of billions of data points each day. They include licensed and internally developed proprietary software running on hundreds of servers racked into processing nodes. Reports and data feeds are the end result of the ad serving process and are critical in linking our services to third party services also contracted by the client, and to the client's own internal systems used for campaign planning and execution.

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

        Our online campaign management product and service offerings span the lifecycle of an advertising campaign, including:

        Creative Authoring.    We provide creative designers and producers with the tools and services to manage a campaign's creative development lifecycle, from initial design, to inclusion of interactive features, to adaptation for analytics and ad insertion, and finally, to integration with campaign management and ad serving processes. Our authoring environments include Flash and HTML5 based capabilities that support devices and permit custom designs as well as ready-made templates.

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

        Campaign Management.    Our customizable and integrated global campaign management platform enables seamless delivery of advertisements to the target audience through one end to end platform:

  •
  Ad serving.  Our platform transmits ad content into ad insertions on publisher websites, offering one workflow for all channels and formats.

  •
  Targeting.  Our tools enable our customers to deliver tailored messages to a specific consumer segment. Targeting options include device type, device brand, geography, weather, domain, day and/or hour, keywords, content context and behavior.

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

        Programmatic Managed Services.    We offer a service of assisting our customers in their online advertising in an effort to maximize their campaign results. In general, we manage the process of our customers' online advertising which includes (i) selecting vendors and purchasing online advertising inventory through multiple ad exchanges, (ii) selecting or advising on campaign parameters, monitoring campaign results, and adjusting parameters and modifying publishers throughout the campaign to optimize results, and (iii) establishing the selling price. This is the only part of our business where we buy advertising impressions and resell them to our customers.

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

        We provide services to a diversified base of customers consisting of a great majority of the online advertising industry in all key markets. In 2014, we served:

  •
  approximately 3,500 media agencies and creative agencies worldwide, including Mediacom, Mindshare, Universal McCann, ZenithOptimedia, OMD, Zed Media, MEC and Media Contacts;

  •
  over 22,000 global web publishers who are Sizmek MDX-enabled, including Yahoo!, MSN, Google, AOL, Facebook and ESPN; and

  •
  over 17,000 brand advertisers in every major product vertical, including Nike, Sony, Toyota, Volkswagen, H&M, McDonalds, Vodafone, Reckitt Benckiser and MasterCard.

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

        In 2014, we delivered campaigns in about 60 countries. Our sales and services organization is globally organized and our offices and partners are coordinated and supported through four regional offices covering North America, EMEA, Asia Pacific, and Latin America. We believe this is an important advantage that allows us to offer global advertisers a consistent pan-regional service.

        We sell directly in countries including Argentina, Australia, Austria, Brazil, Canada, China, France, Germany, Japan, Mexico, New Zealand, Norway, Portugal, Spain, Sweden, Taiwan, the United Kingdom, and the United States.

        We sell through local third-party selling agents in countries and regions that include Belgium, Dubai, Greece, Hong Kong, India, Indonesia, Israel, Malaysia, the Netherlands, Pakistan, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Thailand and Turkey. We typically maintain a long-term, strategic relationship with our local selling agents. Our agreements are typically at least one year in term, with automatic renewals in most cases, unless one party provides the other with prior written notice or if we and the local selling agent are unable to agree upon sales targets. The agreements generally provide our agents with the exclusive right to promote us in a certain region and are generally terminable only for cause or if the local selling agent does not meet the agreed upon sales targets. These agreements also include provisions regarding non-competition, non-disclosure and the protection of our intellectual property.

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

        Research & Development.    Our R&D team is responsible for the underlying architecture of the Sizmek MDX platform ensuring we provide market leading scale and the ability to integrate in an open manner with many of our partners. In addition, they are responsible for building out the products and service offerings that form the full extent of the Sizmek MDX campaign management platform. As part of a thorough innovation exercise, they also test and evaluate new technologies that could speed up and strengthen our overall platform offering. Presently, our R&D team is designing and developing a new ad management platform which will be a single, end-to-end, integrated platform encompassing all channels and formats. We anticipate the new platform will be operational by the end of 2015 and we expect to retire the old platform by mid-2016.

Competition

        The online markets in which we operate are rapidly evolving, highly fragmented and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for online advertising services and tools are existing strategic relationships with customers and vendors globally, ease-of-use, integration and customization, innovation, technology, quality and breadth of service, including local language support, data analysis, price and independence. We believe that no other company in the digital advertising market can claim to be a complete, end-to-end solution provider that is also open and flexible:

  •
  Where point solutions provide only single functions, we integrate all of the necessary technology and data (both our own and that of our best-in-class partners) that our clients need, making advertising easier and driving exponential performance.

  •
  Where other comprehensive solutions are tied to their own media businesses and often force clients to use only their solutions, we give clients the choice to use whatever technology suits their needs the best. Our technology is open by design and we are continually integrating new partner solutions to our platform to ensure the widest choice possible.

        With respect to these significant competitive factors, we believe that our solutions and services are one of the best in the areas of ease-of-use, integration and customization, innovation, technology, quality and breadth of service (including local support), data analysis and independence. For example, we offer near real-time monitoring capabilities and additional unique custom analytics tools that allow us to measure various levels of users' engagement and brand awareness. We have an advantage that many of our competitors lack because our technology platform is accepted and supported by thousands of publishers worldwide.

        Our main competitors in the ad management and ad serving category are DoubleClick (which was acquired by Google in March 2008), Atlas (which was acquired by Facebook in April 2013), and MediaPlex, a division of ValueClick. Our main competitors for stand-alone video ad serving are Vindico and Innovid. Our main competitors in the stand-alone rich media category are niche players, such as PointRoll (which is owned by Gannett) and FlashTalking. Our main competitors in data and analytics include Integral Ad Sciences and DoubleVerify for verification.

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

        As of December 31, 2014, we had 44 issued U.S. patents with expiration dates ranging from March 2016 to May 2032 and 23 pending U.S. patent applications. We also had ten registered international patents and four pending international patent applications. We cannot be certain that patents will be issued as a result of the patent applications we have filed. We also had 18 U.S. and 20 international trademark registrations and two U.S. and ten international trademark applications.

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

Employees

        As of December 31, 2014 we had a total of 906 employees, including 236 in research and development, 183 in sales and marketing, 379 in operations, and 108 in headquarters, finance and administration; 306 of these employees are located in the United States, 252 are located in Israel, and 348 are located in other countries. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and other information in this Annual Report on Form 10-K when considering an investment in our common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The risk factors generally have been separated into the following groups:

  •
  risks related to our industry and the markets we serve,

  •
  risks related specifically to our business and operations,

  •
  risks related to our capital structure,

  •
  risks concerning law, regulation and policy that affect our business,

  •
  risks related to our spin-off from DG, and

  •
  risks concerning our common stock.

Risks Related to Our Industry and the Markets We Serve

The industry is in a state of rapid technological change and we may not be able to keep up with that pace.

        The advertisement distribution and management industry is characterized by extremely rapid technological change, frequent new products and service introductions and evolving industry standards. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance our existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may not succeed in developing and marketing product enhancements or new products and services that respond to technological change or emerging industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. Our products and services may not adequately meet the requirements of the marketplace and achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, particularly if we have pre-announced the product and service releases, our business, financial condition, results of operations and cash flows will be harmed.

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

        Demand for online campaign management solutions and services to advertising agencies and advertisers tends to be tied to economic cycles, reflecting overall economic conditions as well as budgeting and buying patterns. Following the recent negative developments in the world economy, spending on traditional broadcast advertising has been adversely affected and growth in online advertising may be slower than previously expected. We cannot assure you that advertising budgets and expenditures by advertising agencies and advertisers will not decline in any given period or that advertising spending will not be diverted to more traditional media or other online marketing products and services, which would lead to a decline in the demand for our campaign management solutions and services. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective customers' spending priorities. As a result, our revenues may not increase or may decline significantly in any given quarterly or annual period.

Seasonality makes forecasting difficult and can result in widely fluctuating quarterly results.

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

        In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, and several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. Through our open approach to technology partnerships, we have created cooperative relationships with a number of players in the market such as demand side platforms and search engine management. In addition, we have also integrated with businesses (e.g., MediaOcean) involved in planning and buying tools. Our integration allows a user to create a media plan in a different platform and push the plan into the Sizmek MDX platform. Our strategy is to offer our customers differentiated and valued added workflows while offering choice through an openness to connecting to other technologies. Notwithstanding our own efforts, this growing trend of cooperative relationships and consolidation within our industry may create a great number of powerful and aggressive competitors that may engage in more extensive research and development, undertake more far- reaching marketing campaigns and/or make more attractive offers to existing and potential employees and customers than we are able to. They may also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues. We cannot assure you that we will be able to compete successfully with our existing or future competitors. If we fail to withstand competitive pressures and compete successfully, our business, financial condition and results of operations could be materially adversely affected.

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

        The Internet advertising and marketing market is rapidly evolving. As a result, demand and market acceptance for Internet advertising solutions and services is uncertain. If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. The future success of our business is dependent on an increase in the use of the Internet, the commitment of advertisers and advertising agencies to the Internet as an advertising and marketing medium, the advertisers' implementation of advertising campaigns and the willingness of current or potential customers to outsource their Internet advertising and marketing needs. If our products do not achieve the anticipated level of market acceptance, our future growth could be jeopardized. Broad adoption of our products and services will require us to overcome significant market development hurdles, many of which we cannot predict.

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

        The steps taken to protect our proprietary information may not prevent misappropriation of such information, and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. We consider our trademarks, copyrights, advertising and promotion design and artwork to be of value and important to our business. We rely on a combination of trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights. We generally enter into confidentiality or license agreements with our distributors and customers and limit access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries where our products are utilized do not protect our proprietary rights to the same extent as do the laws of the United States.

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

The inability to retain or to attract additional qualified personnel as needed could have a material adverse effect on our business.

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

Defects or errors in our solutions or failure to detect click-through fraud or other invalid clicks may impair our customers' ability to deliver against their advertising campaign goals, which could damage our reputation and have a material adverse effect on our business.

        The technology underlying our solutions, including our own proprietary technology and third-party technology provided by our vendors, may contain material defects or errors that could adversely affect our ability to operate our business and cause significant harm to our reputation. These defects or errors, or other disruptions in service or other performance problems in our solutions, could result in the incomplete or inaccurate delivery of advertisements, including the inability of an advertisement format to render within a specific placement, in the wrong geographical location or in a context that the advertiser finds inappropriate or otherwise undesirable for its brand. In addition, we are exposed to the risk of fraudulent clicks and other invalid clicks on advertisements delivered by us from a variety of potential sources. Invalid clicks are clicks that are not intended by the user to link to the underlying content, or when a software program, known as a bot, spider, or crawler, intentionally simulates user activity causing impressions, ad engagements or clicks to be counted as real users. Such malicious software programs can run on single machines or on tens of thousands of machines, making them difficult to detect and filter.

        If we experience any of the defects, errors or other problems described above, our business, brand and reputation could suffer and our ability to retain existing customers and attract new business could be harmed. If fraudulent clicks are not detected, the data that our solutions provide to our customers will be inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. In addition, customers whose advertisements were placed in an incomplete or inaccurate manner or undesirable context could refuse to pay for such advertisements, demand refunds or future credits or initiate litigation against us. Our advertisers could become dissatisfied with our solutions and may choose to do business with our competitors or reduce their spending on Internet advertising. Any of the consequences described above could have a material adverse effect on our business, financial condition and results of operations.

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

        For our business to be successful, our network infrastructure must perform well and be reliable. We will need significantly more computing power as traffic within our systems increases and our solutions and services become more complex. As advertisers use more video, rich media and interactive ads, ad unit sizes increase substantially, causing greater load on our servers and increasing the cost of delivery. We expect to continue spending significant amounts to lease data centers and to purchase or lease equipment, and to upgrade our technology and network infrastructure to handle increased Internet traffic and roll-out new solutions and services, many of which internal improvements were delayed during the recent financial crisis. This expansion will be expensive and complex and could result in inefficiencies or operational failures. The costs associated with these necessary adjustments to our network infrastructure could harm our operating results. In addition, cost increases, loss of traffic or failure to accommodate new technologies or changing business or regional privacy requirements associated with our network infrastructure could also have a material adverse effect on our business, financial condition and results of operations.

Problems with content delivery services, bandwidth providers, data centers or other third parties could harm our business, financial condition or results of operations.

        Our business relies significantly on third-party vendors, such as content delivery services, bandwidth providers and data centers. For example, we have entered into an agreement (as amended) to use a third-party, Akamai Technologies, Inc. ("Akamai"), to provide content delivery services to assist us in serving advertisements. We have committed to a minimum revenue amount to Akamai during the term, provided Akamai meets our service requirements. The term of our agreement with Akamai is until January 31, 2016. Akamai may terminate this agreement if we materially breach the agreement and such breach continues uncured for 30 days following Akamai's notice to us. If Akamai or other third-party vendors fail to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions or results of operations could be materially adversely affected.

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

        Our business is subject to a number of risks and challenges that specifically relate to our Israeli operations. The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 28% of our workforce is located in Israel. Accordingly, political, economic and military conditions in Israel could directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies. These restrictions may limit materially our ability to sell our products to companies in these countries. Any hostilities involving Israel, acts of terrorism, or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations, accounting and research and development and cause our revenues to decrease.

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

        As of December 31, 2014, we had 252 employees based in Israel. Our employees in Israel may be called upon to perform up to 36 days (and in some cases more) of annual military reserve duty until they reach the age of 45 (and in some cases, up to 49), and in emergency circumstances, could be called to active duty. In response to increased tension and hostilities, since September 2000 there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could materially adversely affect our operations, business and results of operations.

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

Risks Related to our Capital Structure

A portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

        A portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

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

        Our Certificate of Incorporation includes a provision for the issuance of "blank check" preferred stock. This preferred stock may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to, or approval of, stockholders. Among others, such rights and preferences might include the rights to dividends, superior voting rights, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to our common stock and might result in a decrease in the price of our common stock.

Risks Related to Law, Regulation and Policy Affecting our Business

Uncertainty regarding a variety of United States and foreign laws may expose us to liability and adversely affect our ability to offer our solutions and services.

        The laws relating to the liability of providers of online services for activities of their customers and users are currently unsettled both within the United States and abroad. Claims have been threatened and filed under both United States and foreign law for defamation, libel, invasion of privacy and other claims, including for data protection violations, tort, unlawful activity, copyright or trademark infringement or other theories based on the nature and content of the advertisements posted or the content generated by our customers. From time to time, we have received notices from individuals who do not want to be exposed to advertisements delivered by us on behalf of our customers. If one of these complaints results in liability to us, it could be costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise negatively affect the growth of our business.

        There is also uncertainty regarding the application to us of existing laws regulating or requiring licenses for certain advertisers' businesses, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol, marijuana or firearms. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our customers and post ads for various industries, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

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

        Furthermore, it has been reported in the press that both the United States and some regional regulatory bodies, including in the EU and Brazil, are considering material and far reaching changes to regulations governing user tracking, measurement and profiling, as well as the definitions of Personally Identifiable Information. Such regulatory changes could have the effect of causing us to spend significantly more money to segregate data elements, to exit the measurement, tracking, and optimization business in specific regions, or even block us entirely from providing services in specific regions.

Privacy concerns could lead to legislative and other limitations on our ability to collect or process user level data from Internet users, including limitations on our use of various tracking technologies such as cookies or conversion tags and user profiling, which are crucial to our ability to provide our solutions and services to our customers.

        Our ability to conduct targeted advertising campaigns and compile data that we use to execute campaign strategies for our customers depends, in part, on the use of "cookies," "conversion tags" and other tracking technologies to track users, their devices and their online behavior, which allows us to create user profiles to deliver more relevant advertisements to users and to measure an advertising campaign's effectiveness. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. Our conversion tags are pieces of code placed on specific pages of websites that record a specific action such as the completion of an online form or the check out on an ecommerce website. As a general matter we do not collect personally identifiable information on users other than cookie IDs and IP addresses, which we use anonymously and do not associate with other personally identifiable information. Occasionally at the request and on behalf of a customer, Sizmek may collect personal information supplied voluntarily by consumers through their interaction with data collection fields in the body of advertisements or on websites (such as name, email, etc.). This personal information is provided directly to the customer on whose behalf the information was collected, or the customer's service providers, and is processed by Sizmek only to the extent and as long as is necessary to provide the advertising services for which the personal information was collected. In certain services requested by our clients, the Sizmek MDX platform may utilize IP addresses for geo-targeting, click-fraud detection and for use in analytics. In terms of data retention, logs with raw user data are saved for 13 months as required by Interactive Advertising Bureau policy.

        We fully support industry and regulatory privacy initiatives that encourage transparency and choice for users in the Internet community. We voluntarily participate in several industry self-regulatory groups that promote best practices or codes of conduct related to interest-based advertising, including the Network Advertising Initiative, Digital Advertising Alliance and European Interactive Digital Advertising Alliance.

        Our privacy program is built upon the fair information privacy principles that form the basis for applicable laws and industry self-regulatory initiatives in the regions where we operate. Our program is managed by a multi- disciplinary team comprised of an executive sponsor that reports to the CEO along with representatives from across the business, including legal, product marketing and R&D. This team monitors global privacy developments and creates organizational accountability for meeting our privacy commitments.

        Notwithstanding the foregoing initiatives, government authorities inside the United States concerned with the privacy of Internet users have suggested limiting or eliminating the use of tracking technologies, such as cookies, conversion tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in U.S. Congress and many state legislatures. Attempts to regulate spyware may be drafted in such a way as to include technology, like cookies and conversion tags, in the definition of spyware, thereby creating restrictions on our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy.

        Our foreign operations may also be adversely affected by regulatory action outside the United States. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and conversion tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has also enacted additional laws limiting the use of user profiling, and other countries, both in and out of the European Union, may impose similar limitations. EU legislators are currently considering amendments to these EU laws that, if passed as expected, will increase the limitations imposed by existing laws.

        Internet users may also directly limit or eliminate the placement of cookies on their computers by using third party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or conversion tags. Microsoft's Internet Explorer 10 browser has the Do Not Track signal turned on by default and Firefox has publicly talked about turning on the 3rd party cookie blocking feature by default, in both cases impacting our ability to deliver and measure more targeted advertising. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. The owners of mobile device operating systems place significant restrictions on the use of tracking technologies as well as privacy-enabling technologies, such as our opt-out cookie. Controls by the mobile device operating system owners could limit or eliminate our ability to collect Internet user information. Individuals have also brought class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information.

        If our ability to use tracking technologies such as cookies or conversion tags or to build user profiles is substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers.

        This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of tracking technologies such as cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition and results of operations could be materially adversely affected.

        In addition, any compromise of our security that results in the release of Internet users' and/or our customers' data could seriously limit the adoption of our solutions and services, as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various federal and state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase, as the amount of data we store for our customers on our servers (including personal information) and the number of countries where we operate has increased, and we may need to expend significant resources to protect against security breaches, which could have an adverse effect on our business, financial condition or results of operations.

        Any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.

        To the extent that we collect and store information derived from the activities of website visitors and their devices on behalf of particular clients, our compliance with privacy laws, regulations and industry codes and our reputation among the public body of website visitors depend in part on our clients' adherence to privacy laws and regulations and their use of our services in ways consistent with visitors' expectations. We contractually require our website publisher clients to notify visitors to their websites about our services (i.e., that we place cookies and collect and share certain non-identifying data for purposes of targeting advertisements), and further require that they link to pages where visitors can opt-out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws including all relevant privacy and data protection regulations. We make reasonable efforts to enforce contractual notice requirements but do not fully audit our clients' compliance with our recommended disclosures or their adherence to privacy laws and regulations, nor do we contractually require them to seek explicit consent to the placement of cookies which may be required in certain countries. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely contractually required our clients to do so, our business, financial condition and results of operations could be materially adversely affected.

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

Risks Related to the Spin-Off

Sizmek has limited history operating as an independent publicly- traded company, and Sizmek's historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly-traded company and therefore may not be a reliable indicator of its future results.

        On February 7, 2014, Sizmek was spun-off from DG, its former parent company. Prior to the Spin-Off, Sizmek had no operating history as a separate publicly-traded company. The historical financial information in this Form 10-K about Sizmek prior to the Spin-Off refers to Sizmek's business as part of DG and is derived from the consolidated financial statements and accounting records of DG. Accordingly, such historical financial information included herein does not necessarily reflect the financial condition, results of operations or cash flows that Sizmek would have achieved as a separate, publicly-traded company during such periods presented or those that Sizmek will achieve in the future primarily as a result of the factors described below:

  •
  Sizmek is in the process of making investments to replicate or outsource certain systems, infrastructure, and functional expertise since the Spin-Off. These initiatives may prove costly to implement. It is expected Sizmek's administrative costs will increase from the historical amounts allocated to it in its pre Spin-Off financial statements and, as a result, its future profitability may decline; and

  •
  Generally, prior to the Spin-Off, Sizmek had relied on DG for working capital requirements and other cash requirements, including in connection with Sizmek's previous acquisitions. Now that the Spin-Off has been completed, Sizmek's access to and cost of debt financing may be different from the historical access to and cost of debt financing under DG. Differences in access to and cost of debt financing may result in differences in the interest rate charged to Sizmek on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to Sizmek, which could have an adverse effect on Sizmek's business, financial condition and results of operations and cash flows.

        For additional information about the past financial performance of Sizmek's business and the basis of presentation of the historical combined financial statements, see the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and accompanying notes included elsewhere in this Form 10-K.

DG may fail to perform under various transaction agreements that were executed as part of the Spin-Off or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

        We and DG have entered into certain agreements, such as the Separation and Redemption Agreement, a Transition Services Agreement and certain other agreements that provide for the performance of services by each company for the benefit of the other for a period of time after the Spin-Off. We are relying on DG to satisfy its performance and payment obligations under these agreements. If DG is unable to satisfy its obligations under these agreements, we could incur operational difficulties or losses.

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

        Because DG has contributed all of its cash and substantially all of its working capital to Sizmek as part of the Spin-Off, we have assumed and are responsible for all pre-closing liabilities and any loss contingencies of DG and its television business prior to the Merger of DG with a wholly-owned subsidiary of Extreme Reach. Under the terms of the separation and distribution agreement and other agreements entered into in connection with the Spin-Off, we have agreed to indemnify DG and its affiliates (including Extreme Reach following the Merger) from all such liabilities and loss contingencies.

Risks Related to Our Stock

We have a very limited trading history in our common stock, which could subject our shareholders to wide fluctuations in market price and trading volumes and could result in substantial losses for our stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are at 401 Park Avenue South, 5th Floor, New York City, New York. Our properties are listed below:

Location	Type	Lease Expiration	Square Footage	Square Footage Sublet
New York, NY	Sales and Operations	2024	21,100	NA
New York, NY	Sales and Operations	2017	12,500	12,500
New York, NY	Sales and Operations	2017	5,000	5,000
New York, NY	Sales and Operations	2016	3,600	3,600
Atlanta, GA	Sales and Operations	2019	12,133	NA
Austin, TX	Sales and Operations	2023	17,077	NA
Chicago, IL	Sales and Operations	2020	3,760	NA
Lewisville, TX	Sales and Operations	2015	312	NA
Los Angeles, CA	Sales and Operations	2015	7,472	NA
Los Angeles, CA	Sales and Operations	2015	2,157	2,157
Miami, FL	Sales and Operations	2015	144	NA
San Francisco, CA	Sales and Operations	2019	2,749	NA
Herzliya, Israel	Sales and Operations	2021	50,439	NA
London, England	Sales and Operations	2022	10,690	NA
Cebu, Philippines	Sales and Operations	2017	5,252	NA
Belgrade, Serbia	Sales and Operations	2017	4,252	NA
Sydney, Australia	Sales and Operations	2018	4,090	NA
Madrid, Spain	Sales and Operations	2017	3,864	NA
Paris, France	Sales and Operations	2021	3,595	NA
Hamburg, Germany	Sales and Operations	2017	3,358	NA
Mexico City, Mexico	Sales and Operations	2016	2,583	NA
Tokyo, Japan	Sales and Operations	2016	2,497	NA
Sao Paulo, Brazil	Sales and Operations	2017	2,368	NA
Buenos Aires, Argentina	Sales and Operations	2015	2,153	NA
Guangzhou, China	Sales and Operations	2016	1,883	NA
Stockholm, Sweden	Sales and Operations	2015	1,765	NA
Barcelona, Spain	Sales and Operations	2017	1,356	NA
Shanghai, China	Sales and Operations	2015	431	NA
Beijing, China	Sales and Operations	2015	226	NA

ITEM 3.    LEGAL PROCEEDINGS

        For further information on legal proceedings, see Note 12 "Litigation and Commitments—Litigation" to the consolidated and combined financial statements, which is included in Part II, Item 8 of this Report and is incorporated herein by reference. Except as discussed in Note 12, we are not party to any other material pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NASDAQ Global Select Market on February 10, 2014 under the symbol "SZMK". Prior to this, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock from February 10, 2014 to December 31, 2014.

	2014
	High	Low
First quarter (beginning February 10, 2014)	$13.10	$9.39
Second quarter	11.90	8.91
Third quarter	9.99	7.74
Fourth quarter	7.53	4.95

        As of March 18, 2015, we had 29,542,529 shares of our common stock outstanding. As of March 18, 2015, our common stock was held by approximately 117 stockholders of record. We estimate that there are approximately 7,250 beneficial stockholders.

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Through December 31, 2014, we made share repurchases totaling $2.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2014 through October 31, 2014	—	$—	—	$15,000
November 1, 2014 through November 30, 2014	162,727	6.15	162,727	14,000
December 1, 2014 through December 31, 2014	164,978	6.06	164,978	13,000

Total	327,705	6.10	327,705

Stock Performance Table

        This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

        The following graph compares the cumulative total stockholders return on our common stock from February 10, 2014, when trading in our common stock began on the NASDAQ Global Select Market, through December 31, 2014, with the comparable cumulative return of (i) the NASDAQ Composite Index and (ii) the S&P Information Technology Sector Index. The graph assumes that $100 was invested in our common stock and each index on February 10, 2014 and the reinvestment of any dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from information published by NASDAQ and Research Data Group, Inc., sources believed to be reliable, but we are not responsible for any errors or omissions in such information.

        The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at February 10, 2014, for the indicated periods.

	2/10/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Sizmek Inc.	$100.00	$102.51	$91.90	$74.64	$60.37
NASDAQ Composite Index	100.00	102.74	107.85	109.75	115.74
S&P Information Technology Sector Index	100.00	104.92	111.75	117.07	123.21

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected historical consolidated and combined financial data. We derived the selected historical consolidated and combined financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013, 2012 and 2011 from our audited consolidated and combined financial statements. We derived the selected historical combined financial data as of December 31, 2011 and 2010 and for the year ended December 31, 2010 from our historical books and records. In the opinion of management, the unaudited combined financial statements as of December 31, 2011 and 2010 and for the year ended December 31, 2010 have been prepared on the same basis as the audited combined financial statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information for the periods presented. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated and combined financial statements and corresponding notes included elsewhere in this Form 10-K.

        The data below includes the results of acquired operations from the respective dates of closing as detailed below:

Acquired Operations	Date of Closing
MediaMind Technologies, Inc. ("MediaMind")	July 26, 2011
EyeWonder LLC and chors GmbH ("EyeWonder")	September 1, 2011
Peer 39, Inc. ("Peer 39")	April 30, 2012
Republic Project Inc. ("Republic Project")	October 4, 2013
Aerify Media LLC	August 11, 2014
PixelCo. D.O.O. ("Pixel")	September 4, 2014

Statement of Operations Data:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Revenues	$170,827	$161,132	$140,652	$77,486	$18,377
Cost of revenues*	60,163	53,970	50,736	25,754	7,474
Sales and marketing	57,969	55,789	50,650	23,980	4,651
Research and development	13,142	10,192	12,629	10,901	2,998
General and administrative	22,834	18,320	21,718	13,277	3,717
Merger, integration and other	6,304	5,877	5,952	14,571	—
Depreciation and amortization	26,449	23,833	25,084	10,995	2,375
Goodwill impairment	98,196	—	219,593	—	—

Loss from operations	(114,230)	(6,849)	(245,710)	(21,992)	(2,838)
Other expense	1,124	42	2,855	1,072	31

Loss before income taxes	(115,354)	(6,891)	(248,565)	(23,064)	(2,870)
Income tax expense (benefit)	(1,020)	(2,180)	(10,359)	(5,291)	76

Net loss	$(114,334)	$(4,711)	$(238,206)	$(17,773)	$(2,945)

*
Excludes depreciation and amortization

Balance Sheet Data:

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$90,672	$22,648	$13,692	$25,041	$2,127
Working capital	128,153	57,346	47,363	58,271	8,689
Property and equipment	34,036	26,002	18,610	14,931	4,138
Goodwill	40,154	134,086	134,086	346,454	10,900
Intangible assets	71,306	84,319	98,752	108,013	4,449
Total assets	304,912	330,023	328,975	562,159	30,276
Total stockholders' equity or business capital	266,435	293,136	283,385	510,453	27,441

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our consolidated and combined financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

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

Introduction

        MD&A is provided as a supplement to the accompanying consolidated and combined financial statements and notes to help provide an understanding of Sizmek's financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

  •
  Overview.  This section provides a general description of our business, as well as recent developments that we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends. In addition, significant transactions that impact the comparability of the results being analyzed are summarized.

  •
  Results of Operations.  This section provides an analysis of our results of operations for the three years in the period ended December 31, 2014.

  •
  Financial Condition.  This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

  •
  Liquidity and Capital Resources.  This section provides a summary of our cash flows for the three years in the period ended December 31, 2014, as well as a discussion of those cash flows. Also included is a discussion of our sources of liquidity and cash requirements.

  •
  Critical Accounting Policies.  This section discusses accounting policies that are considered important to our results of operations and financial condition, require significant judgment and require estimates on the part of management. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated and combined financial statements.

  •
  Recently Adopted and Recently Issued Accounting Guidance.  This section provides a discussion of recently issued accounting guidance that has been adopted or will be adopted in the near future, including a discussion of the impact or potential impact of such guidance on our consolidated and combined financial statements when applicable.

  •
  Contractual Payment Obligations.  This section provides a summary of our contractual payment obligations by major category and in total, and a breakdown by period.

Overview

        We operate a leading open ad management and distribution platform. In 2014, we helped 17,000 advertisers and 3,500 agencies engage with consumers in about 60 countries across multiple online media channels (mobile, display, rich media, video and social). Our revenues are principally derived from services related to online advertising. Our technology and service help advertisers overcome the fragmentation in the online advertising market and achieve optimal results from their advertising campaigns.

        Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, and the continued growth of online and other alternative advertising.

Our Business Strategy

        Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers. We are in the process of completing the development of a single, end-to-end, integrated ad management platform across all channels and formats. In order to achieve our objective, we need to:

  (i)
  continue to expand the products available on our platform,

  (ii)
  increase our partnership program inviting the latest technology and features, and

  (iii)
  control our costs.

        In 2015, we are focusing on four key growth areas:

  (i)
  Programmatic Decisioning—Our Peer 39 unit is the largest provider of data for ad buying (and selling) decisions. Our solutions provide page and event based data enabling advertisers to access safer, appropriate and relevant web page environments for their ads.

  (ii)
  Mobile—With our 2014 acquisition of Aerify, we now have a robust mobile offering across the mobile web and in-app technology.

  (iii)
  Video—Our roots and heritage, video is an area of the market also experiencing heavy growth, and is the vehicle of choice for branding advertisers as they move to digital and programmatic.

  (iv)
  Data—We intend to enable our clients to centralize, manage and activate their data and leverage deeper data sets within our Sizmek MDX platform for dynamic, creative targeting and frequency capping.

Completion of Merger and Spin-Off

        Prior to February 7, 2014, we operated as the online segment of DG. On February 7, 2014 the Merger between DG, Extreme Reach and Acquisition Sub was completed. Immediately prior to the Merger, DG contributed its cash and most of its other working capital to us, and the shares of our common stock were distributed to DG's shareholders (the "Spin-Off") resulting in Sizmek becoming a new publicly-held company with its shares traded on the NASDAQ Global Select Market under the symbol SZMK. See Notes 1 and 11 of our consolidated and combined financial statements contained elsewhere herein.

Comparability of Operating Results before and after the Spin-Off

        Prior to the Spin-Off, our combined financial statements were derived from the consolidated financial statements and accounting records of DG, which includes an allocation of DG's corporate costs. To a degree, prior to the Spin-Off we benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. Since the Spin-Off, we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods. However, our operating results before and after the Spin-Off are not entirely comparable.

Acquisitions

        We have a history of acquisitions. DG entered the online advertising arena in October 2008 with the acquisition of Enliven, which included Unicast, its principal operating unit. In 2011, we acquired MediaMind and EyeWonder. In April 2012, we acquired Peer 39. In October 2013, we acquired Republic Project, and in August and September 2014, we acquired Aerify Media and Pixel, respectively. As a result of these acquisitions, our operating results from period to period are not entirely comparable. Each of the acquisitions has been included in our results of operations since their respective dates of closing.

Consolidation to a Single Platform

        Prior to 2013, we operated three separate online advertising platforms (the MediaMind, EyeWonder and Unicast platforms). Beginning in 2012 and continuing until September 2013, we transitioned all of our online advertising business over to a single distribution platform, the Sizmek MDX platform (formerly known as the MediaMind platform). Since completing the consolidation, we are able to operate more efficiently.

Goodwill Impairment Charges

        In 2012 and 2014, we recorded goodwill impairment charges of $220 million and $98 million, respectively. The impairment charges primarily relate to our acquisitions of MediaMind and EyeWonder in 2011. Prior to these acquisitions, MediaMind enjoyed several years of revenue growth at or in excess of 20% per year. We expected this trend would continue. Although much smaller, the EyeWonder acquisition was intended to enhance the online customer base and solidify our revenue growth strategies. Following these acquisitions, we embarked on an integration effort to consolidate all customers onto a single platform. This involved consolidating and reducing the size of our sales, marketing, and operations workforces. Unfortunately, weaker than expected market conditions combined with our internal difficulty in effectively integrating the businesses resulted in an overall pro forma revenue decline of 7% in 2012, which was far below our original forecast. Given our weaker than expected operating results, in 2012 we reduced our future forecast which resulted in the 2012 impairment charges.

        In 2013, we completed the integration of our online businesses and our operating results were substantially in line with the revised 2012 forecast. In 2014, our revenues and operating results fell below our earlier forecast. Further, our market capitalization plus a reasonable control premium was well below the book value of our total stockholders' equity. As a result, in 2014, we again revised our future forecast which resulted in us recording an impairment charge in 2014.

        At December 31, 2014, the fair value of our Company was slightly in excess of its carrying value. We could experience another goodwill impairment charge if our actual or expected future operating results fall sufficiently below our current forecast, or if the market value of our common stock should fall sufficiently below the current level for an extended period. See Note 5 to the accompanying consolidated and combined financial statements.

Results of Operations

2014 vs. 2013

        The following table sets forth certain historical financial data (dollars in thousands):

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2014 vs. 2013
	2014	2013		2014	2013
Revenues	$170,827	$161,132	6%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	60,163	53,970	11	35.2	33.5
Sales and marketing	57,969	55,789	4	33.9	34.6
Research and development	13,142	10,192	29	7.7	6.3
General and administrative	22,834	18,320	25	13.4	11.4
Merger, integration and other	6,304	5,877	7	3.7	3.7
Depreciation and amortization	26,449	23,833	11	15.5	14.8
Goodwill impairment	98,196	—	NM	57.5	—

Total costs and expenses	285,057	167,981	70	166.9	104.3

Loss from operations	(114,230)	(6,849)	NM	(66.9)	(4.3)
Other expense, net	1,124	42	NM	0.6	—

Loss before income taxes	(115,354)	(6,891)	NM	(67.5)	(4.3)
Benefit for income taxes	(1,020)	(2,180)	(53)	(0.6)	(1.4)

Net loss	$(114,334)	$(4,711)	NM	(66.9)	(2.9)

(a)
Excludes depreciation and amortization.

NM
Not meaningful.

        Revenues.    For 2014, revenues increased $9.7 million, or 6%, as compared to 2013. The increase was due to growth in our (i) premium and other services revenue ($11.7 million) and (ii) programmatic managed services revenue ($6.2 million), partially offset by a decline in our basic services revenue ($8.2 million). Our premium and other services revenue grew primarily due to greater usage of our (i) analytics capabilities, (ii) services revenue which includes flat fee billing arrangements and (iii) viewability and verification services. Our programmatic managed services revenue, consisting primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $16.7 million in 2014 as compared to $10.5 million in 2013, an increase of 59%. Our basic services revenue declined due to a reduction in rich media services ($19.4 million), partially offset by increases in in-stream ($9.3 million) and mobile services ($2.5 million).

        Cost of Revenues.    For 2014, cost of revenues increased $6.2 million, or 11%, as compared to 2013. As a percentage of revenues, cost of revenues increased to 35.2% in 2014, as compared to 33.5% in 2013. Cost of revenues increased primarily due to an increase in programmatic managed services costs of $3.9 million, which is proportional to the increase in our programmatic managed services revenues, delivery costs ($1.9 million) and costs associated with our new Aerify revenue stream ($0.6 million). The increase in delivery costs is due to higher content delivery network and data center costs.

        Sales and Marketing.    For 2014, sales and marketing expense increased $2.2 million, or 4%, as compared to 2013. The increase relates to higher (i) marketing costs ($0.6 million), (ii) facilities costs ($0.5 million), (iii) reseller costs ($0.4 million), and (iv) recruiting costs ($0.4 million). Reseller costs involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased to 33.9% in 2014 as compared to 34.6% in 2013.

        Research and Development.    For 2014, research and development expense increased $3.0 million, or 29%, as compared to 2013. The increase principally relates to higher compensation ($2.2 million), facilities ($0.3 million) and recruiting costs ($0.2 million). The increase in compensation costs relates to higher compensation levels per research and development employee (including share-based compensation), partially offset by an increase in capitalized salaries.

        General and Administrative.    For 2014, general and administrative expense increased $4.5 million, or 25%, as compared to 2013. As a percentage of revenues, general and administrative expense increased to 13.4% in 2014, as compared to 11.4% in 2013. Substantially all of the increase was the result of accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off. In addition, for each of the twelve months in 2013, a portion of the expenses were allocated to DG's other business unit versus only a little more than one month in 2014.

        Merger, Integration and Other.    For 2014, merger, integration and other costs increased $0.4 million, or 7%, as compared to 2013. The increase relates principally to (i) costs incurred in connection with completing the Merger and Spin-off transactions in February 2014 and (ii) higher integration, severance and employee relocation costs subsequent to the Merger and Spin-off, partially offset by (iii) recognizing a credit of $3.1 million for collecting DG television receivables in excess of the bad debt reserve. These receivables were contributed to us by DG in connection with the Merger and Spin-Off. The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

        Depreciation and Amortization.    For 2014, depreciation and amortization increased $2.6 million, or 11%, as compared to 2013. The increase was primarily attributable to greater depreciation of capitalized software ($2.4 million). The increase in depreciation of capitalized software relates to (i) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization and (ii) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($0.6 million). See Use of Estimates in Note 2 to our consolidated and combined financial statements.

        Goodwill Impairment.    For 2014, we recognized a goodwill impairment charge of $98.2 million. See Note 5 to the accompanying consolidated and combined financial statements.

        Other expense, net.    For 2014, other expense, net was $1.1 million as compared to a nominal expense (less than $0.1 million) for 2013. The 2014 expense primarily relates to foreign exchange losses, which resulted from the strengthening of the U.S. dollar in comparison with other currencies in which we conduct business.

        Benefit for Income Taxes.    For 2014, our effective tax rate was 0.9% compared to 31.6% for 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. For 2014, the vast majority of the goodwill impairment charge is not deductible for income tax purposes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Results of Operations

2013 vs. 2012

        The following table sets forth certain historical financial data (dollars in thousands):

				As a % of Revenue
	Years Ended December 31,		% Change	Years Ended December 31,
			2013 vs. 2012
	2013	2012		2013	2012
Revenues	$161,132	$140,652	15%	100.0%	100.0%
Costs and expenses:
Cost of revenues(a)	53,970	50,736	6	33.5	36.1
Sales and marketing	55,789	50,650	10	34.6	36.0
Research and development	10,192	12,629	(19)	6.3	9.0
General and administrative	18,320	21,718	(16)	11.4	15.4
Merger, integration and other	5,877	5,952	(1)	3.7	4.2
Depreciation and amortization	23,833	25,084	(5)	14.8	17.8
Goodwill impairment	—	219,593	(100)	—	156.1

Total costs and expenses	167,981	386,362	(57)	104.3	274.7

Loss from operations	(6,849)	(245,710)	(97)	(4.3)	(174.7)
Other expense, net	42	2,855	(99)	—	2.0

Loss before income taxes	(6,891)	(248,565)	(97)	(4.3)	(176.7)
Benefit for income taxes	(2,180)	(10,359)	(79)	(1.4)	(7.4)

Net loss	$(4,711)	$(238,206)	(98)	(2.9)	(169.4)

(a)
Excludes depreciation and amortization.

        Revenues.    For 2013, revenues increased $20.5 million, or 15%, as compared to 2012. The increase was due to growth in our (i) premium and other services revenue ($15.8 million) and (ii) programmatic managed services revenue ($5.8 million), partially offset by a slight decline in our basic services revenue ($1.1 million). Our premium and other services revenue grew due to greater usage of our smart versioning, data and analytics campaign management capabilities. Our programmatic managed services revenue, which consists primarily of display media which we buy on behalf of our customers from multiple ad exchanges, grew to $10.5 million in 2013 as compared to $4.7 million in 2012, an increase of 124%. Our basic services revenue, which is based on the number of impressions served, declined slightly in 2013 due to a decrease in the average selling price per impression served; partially offset by an increase in the number of impressions served. The increase in the number of impressions served was due to enhanced capabilities and stabilization of our platform resulting from customer migration and platform integration activities.

        Cost of Revenues.    For 2013, cost of revenues increased $3.2 million, or 6%, as compared to 2012. As a percentage of revenues, cost of revenues decreased to 33.5% in 2013, as compared to 36.1% in 2012. Cost of revenues increased due to an increase in programmatic managed services costs of $4.0 million, which is proportional to the increase in our online programmatic managed services revenues. This increase in cost of revenue was somewhat offset by reductions in headcount and other costs due to transitioning the majority of our customers' online advertising over to a single advertising platform in 2013 from the three separate advertising platforms we operated in 2012. The decrease as a percentage of revenue is due to efficiencies gained by completing the integration of our ad serving platforms.

        Sales and Marketing.    For 2013, sales and marketing expense increased $5.1 million, or 10%, as compared to 2012. The increase in costs relates to higher incentive compensation paid to our sales team as a result of our increase in revenue, and greater spending on business partnerships. Business partnerships involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased slightly to 34.6% in 2013 from 36.0% in 2012. The percentage decrease was the result of revenues growing faster than sales and marketing spending.

        Research and Development.    For 2013, research and development costs decreased $2.4 million, or 19%, as compared to 2012. The decrease was entirely due to higher capitalized wages of $2.6 million. The increase in capitalized wages was due to working on more software development projects that qualify for capitalization.

        General and Administrative.    For 2013, general and administrative expense decreased $3.4 million, or 16%, as compared to 2012. As a percentage of revenues, general and administrative expense decreased to 11.4% in 2013, as compared to 15.4% in 2012. The decrease was primarily due to lower (i) personnel costs ($4.0 million), (ii) professional fees ($1.0 million), and (iii) travel and entertainment costs ($0.4 million), partially offset by a higher allocation of overhead costs from DG ($2.8 million). The decrease in personnel costs was attributable to a reduction in the average compensation cost per employee and the number of employees. The decrease in professional fees was due to lower (i) consulting, (ii) audit and tax fees and (iii) legal fees. In 2013, the online business received a higher allocation of DG's corporate overhead costs partially due to the growth in our online revenues as compared to DG's consolidated revenues. The majority of corporate overhead costs are allocated based upon revenues.

        Included in total operating expenses are amounts associated with corporate overhead which historically have not been allocated to DG's TV segment or its online segment (which represents Sizmek). Corporate overhead historically included the cost of the executive management team, costs of being a public company (including accounting, audit and legal fees), as well as other general corporate human resources, treasury, tax, information technology, and risk management costs. For 2013, DG reported corporate overhead associated with both segments of $24.2 million. The amount of such corporate overhead that was allocated to us in these carve out financial statements was $9.1 million, in accordance with the allocation principles for preparing carve out financial statements. As a result, these carve out financial statements include corporate overhead expenses which represent approximately 37% of DG's total corporate overhead for 2013. After the Spin-Off, we expect a higher percentage of DG's total corporate overhead will shift to us, rather than the 37% that has been allocated to us in these financial statements.

        Merger, Integration and Other.    For 2013, merger, integration and other expenses were substantially consistent with 2012. In 2013, a reduction in severance costs was offset by an increase in costs associated with the Merger with Extreme Reach and the Spin-Off of the online business. In 2012, severance costs were higher as we were in the process of transitioning our three previously separate online businesses into a single operation.

        Depreciation and Amortization.    For 2013, depreciation and amortization expense decreased $1.3 million, or 5%, as compared to 2012. The decrease was partially attributable to retiring certain assets in 2012 that were no longer deemed to be useful. In addition, certain other capital assets became fully depreciated in 2012 and early 2013.

        Goodwill Impairment.    For 2012, we recorded $219.6 million of goodwill impairment charges. See Note 5 to the accompanying consolidated and combined financial statements. We did not record a similar impairment charge in 2013.

        Other expense, net.    For 2013, other expense, net decreased $2.8 million. The decrease principally relates to writing-down the carrying value of two investments in 2012 that we determined were impaired. We had no similar write-downs in 2013.

        Benefit for Income Taxes.    For 2013, our effective tax rate was 31.6% compared to 4.2% for 2012. The effective tax rate for each year differs from the expected federal statutory rate of 35% as a result of state and foreign income taxes, a change in our valuation allowance, non-deductible expenses and adjustments for uncertain tax positions. For 2012, the vast majority of the goodwill impairment charge was not deductible for income tax purposes.

Financial Condition

        The following table sets forth certain major balance sheet accounts as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$90,672	$22,648
Accounts receivable, net	51,125	47,362
Assets of TV business	2,470	—
Property and equipment, net	34,036	26,002
Goodwill	40,154	134,086
Intangible assets, net	71,306	84,319
Liabilities:
Accounts payable and accrued liabilities	23,147	21,584
Deferred income taxes	8,242	8,418
Stockholders' equity or business capital	266,435	293,136

        Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The increase in cash and cash equivalents during 2014 primarily relates to cash contributed by DG prior to the Merger and Spin-Off ($44.8 million), and other working capital contributed by DG that has been converted into cash since the Merger and Spin-Off ($38.3 million).

        Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 96 days and 92 days at December 31, 2014 and 2013, respectively.

        Assets of TV business relate to assets contributed by DG immediately prior to the Merger. The majority of these assets consists of income tax receivables, but also includes DG's trade receivables from its television customers.

        Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For 2014 and 2013, purchases of property and equipment used to power our ad serving platform were $5.0 million and $6.3 million, respectively. For 2014 and 2013, capitalized costs of developing software were $14.0 million and $9.6 million, respectively.

        Intangible assets decreased during 2014 as a result of amortization, partially offset by intangible assets obtained in the acquisition of Aerify. Goodwill decreased as a result of the $98.2 million impairment charge, partially offset by goodwill recorded in the acquisitions of Aerify and Pixel.

        Accounts payable and accrued liabilities increased $1.5 million to $23.1 million at December 31, 2014 as compared to $21.6 million at December 31, 2013. The decrease primarily relates to the timing of payments.

        Stockholders' equity decreased by $26.7 million to $266.4 million at December 31, 2014 compared to $293.1 million at December 31, 2013, principally as a result of our $114.3 million net loss (which includes a $98.2 million goodwill impairment charge), partially offset by capital contributions made by DG ($88.9 million).

Liquidity and Capital Resources

        The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(114,334)	$(4,711)	$(238,206)
Goodwill impairment	98,196	—	219,593
Depreciation and amortization	26,449	23,833	25,083
Share-based compensation	9,395	6,401	8,886
Deferred taxes and other	(4,089)	(6,620)	(12,116)
Changes in operating assets and liabilities, net	(1,801)	(224)	(11,955)

Total	13,816	18,679	(8,715)

Investing activities:
Purchases of property and equipment	(5,015)	(6,320)	(6,136)
Capitalized costs of developing software	(14,037)	(9,617)	(6,593)
Acquisitions, net of cash acquired	(6,129)	(1,120)	(8,593)
Sales (purchases) of investments, net	(975)	158	8,833
Other	(796)	1,029	56

Total	(26,952)	(15,870)	(12,433)

Financing activities:
Payments of seller financing and earnout	—	(2,531)	—
Purchases of treasury stock	(2,000)	—	—
Payments of TV business liabilities	(9,989)	—	—
Proceeds from TV business assets	48,287	—	—
Net contributions from Parent	44,833	8,937	9,742

Total	81,131	6,406	9,742

Effect of exchange rate changes on cash and cash equivalents	29	(259)	57

Net increase (decrease) in cash and cash equivalents	68,024	8,956	(11,349)
Cash and cash equivalents at beginning of year	22,648	13,692	25,041

Cash and cash equivalents at end of year	$90,672	$22,648	$13,692

        We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) goodwill impairment, (ii) depreciation and amortization and (iii) share-based compensation. In 2014, we generated $13.8 million in cash from operating activities, as compared to $18.7 million in 2013 and a use of cash of $8.7 million in 2012. In 2014, the reduction in cash generated from operating activities ($4.9 million) was primarily due to our operating expenses increasing at a faster rate than our revenues. A portion of our expense growth was due to Sizmek becoming a separate, stand-alone publically-traded company in 2014, as compared to being part of DG and only receiving an allocation of DG's corporate overhead in 2013. In 2013, the increase in cash generated from operating activities ($27.4 million) primarily resulted from (i) improved operating results and (ii) liquidating a portion of our operating assets and liabilities. The improved operating results was largely due to transitioning our former EyeWonder and Unicast customers over to the Sizmek MDX platform in 2013 (formerly the MediaMind platform) from the three separate advertising platforms we operated in 2012.

        Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses. In 2014, we purchased Aerify Media and Pixel. We also purchased a $1.0 million convertible promissory note from a small private company that has developed a digital attribution software solution (see "Abakus Convertible Notes" in Note 7 to the accompanying consolidated and combined financial statements). In 2013 we purchased Republic Project, and in 2012 we purchased Peer 39.

        Prior to our Spin-Off, we obtained cash from financing activities principally as a result of capital contributions from DG, our former parent. Subsequent to our Spin-Off, we obtain cash from financing activities as a result of collecting DG's television receivables that were contributed to us.

Sources of Liquidity

        Our sources of liquidity include:

  •
  cash and cash equivalents on hand (including $9.5 million held outside the United States at December 31, 2014, all of which can be repatriated into the United States with little or no adverse tax consequences);

  •
  cash generated from operating activities;

  •
  borrowings from a credit facility we may enter into; and

  •
  the issuance of equity securities.

        As of December 31, 2014, we had $90.7 million of cash and cash equivalents on hand. Prior to 2013, we did not generate significant amounts of cash from operating activities. This trend began to reverse in the 2013 fiscal year when we generated $18.7 million of cash from operating activities.

        We believe our sources of liquidity, including (i) cash and cash equivalents on hand and (ii) cash generated from operating and financing activities, will satisfy our capital needs for the next twelve months.

  Cash Requirements

        We expect to use cash in connection with:

  •
  the purchase of capital assets (including the development of capitalized software projects);

  •
  the organic growth of our business;

  •
  the strategic acquisition of related businesses, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition; and

  •
  repurchases of our common stock.

        In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Through December 31, 2014, we made share repurchases totaling $2.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

        During 2015, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $18 million to $20 million. We expect to use cash to further expand and develop our business.

  Off-Balance Sheet Arrangements

        We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to ten years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. See "Leases" in Note 12 in the accompanying consolidated and combined financial statements for a summary of our future lease commitments. Rent expense totaled $6.0 million, $5.3 million and $6.8 million in 2014, 2013 and 2012, respectively.

        Other than our operating leases, we are not a party to any off-balance sheet arrangement that we believe is likely to have a material impact on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

        The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our consolidated and combined financial statements are discussed in Note 2 to the accompanying consolidated and combined financial statements. Following is a discussion of our critical accounting policies.

  Goodwill

        We are required to test our goodwill for potential impairment on an annual basis, or more frequently upon the occurrence of certain events, at the reporting unit level. We operate as a single reporting unit, online advertising services. The accounting guidance allows us to assess qualitatively whether it is necessary to perform step one of the prescribed two-step annual goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is more likely than not that the fair value of our reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. If we elect not to perform the qualitative assessment, or the qualitative assessment indicates it is more likely than not an impairment exists; then we would be required to conduct the two-step impairment test.

        The first step in the two-step impairment test is to compare the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including the guideline public company method. A discounted cash flow analysis requires us to make various assumptions about future cash flows, growth rates and a discount rate. The assumptions about future cash flows and growth rates are based on our long-term projections. The discount rate used reflects the risk inherent in the projected cash flows. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

        During 2014, we revised our future forecast which resulted in us recording a goodwill impairment charge of $98.2 million.

        The impairment charge was the result of (i) our weaker than expected operating results which prompted us to revise our future forecast, (ii) a decline in our market capitalization, (iii) a decreasing trend in our revenue growth rate and (iv) turnover within the sales executive team. See Note 5 to the accompanying consolidated and combined financial statements. At December 31, 2014 we had $40.2 million of goodwill and the fair value of our online advertising services reporting unit was slightly in excess of its carrying value. If our actual or expected future cash flows should fall sufficiently below our current forecast, we may be required to record another goodwill impairment charge. Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

  Income Taxes

        Deferred income taxes arise as a result of temporary differences between amounts recognized in accordance with generally accepted accounting principles and amounts recognized for federal, foreign and state income tax purposes. We have both deferred tax assets and deferred tax liabilities. Deferred tax assets relate primarily to NOL carryforwards. Deferred tax liabilities relate primarily to (i) intangible assets, such as customer relationships and trade names, some of which have little or no tax basis and (ii) property and equipment where previous tax depreciation exceeded book depreciation.

        We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. For 2014, 2013 and 2012, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely than not. As such, we established a valuation allowance of approximately $10.2 million at December 31, 2014. We will reassess the valuation allowance quarterly, and if future events or sufficient evidence exists to suggest such amounts are more likely than not to be realized, a tax benefit will be recorded to adjust the valuation allowance.

  Impairment of Long-Lived Assets

        Long-lived assets principally relate to acquired identifiable intangible assets, such as customer relationships and trade names, and property and equipment, including capitalized internally developed software and network equipment. In determining whether long-lived assets are impaired, the accounting rules do not provide for an annual impairment test. Instead they require that a triggering event occur before testing an asset for impairment. Triggering events include poor operating performance, significant negative trends, and significant changes in the use of such assets. Once a triggering event has occurred, an impairment test is employed based on whether the intent is to hold the asset for continued use or hold the asset for sale. If the intent is to hold the asset for continued use, first a comparison of projected undiscounted future cash flows against the carrying value of the asset is performed. If the carrying value exceeds the undiscounted future cash flows, the asset would be written down to its fair value. Fair value is determined using a discounted cash flow model. If the intent is to hold the asset for sale, then to the extent the asset's carrying value is greater than its fair value less selling costs, an impairment loss is recognized for the difference. The most significant assumption relates to the projection of future cash flows. We also evaluate the estimated remaining useful life of long-lived assets that have been reviewed for impairment. For the three years ended December 31, 2014, we did not recognize an impairment loss related to long-lived assets.

  Business Combinations

        We account for business combinations under the acquisition method of accounting. Under the acquisition method, the assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of consideration transferred over the fair value of assets acquired and liabilities assumed, if any, is recorded as goodwill. Determining the nature of identifiable intangible assets and the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions regarding expected future cash flows of the acquired entity. The value assigned to a specific asset or liability, and the period over which an asset is depreciated or amortized can impact future earnings. Some of the more significant estimates made in business combinations relate to the values assigned to identifiable intangible assets, such as customer relationships and trade names, and the period over which these assets are amortized. Further, we sometimes agree to contingent consideration arrangements based on the acquired entity's future operating results. Valuing contingent consideration obligations requires us to make significant estimates about future results.

  Revenue Recognition

        We derive revenue primarily from volume-based fees for using our online ad serving platform. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

        For the majority of our revenue, we charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served. CPM volumes are independently verifiable, and the price per CPM is based on our arrangement with the customer. In some instances, we charge a flat fee for a campaign and recognize revenue ratably over the period of the campaign.

        We also offer programmatic managed services. In providing these services, we enter into arrangements with third parties to facilitate our customer's online advertising. The determination of whether we should recognize revenue on a gross or net basis is based on an assessment of whether we are acting as the principal, or an agent, in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because we are the primary obligor in the arrangement and we are responsible for (i) selecting and contracting with third party suppliers for the purchase of inventory, (ii) managing the advertising process including selecting or advising on campaign parameters, monitoring campaign results, and adjusting parameters and modifying publishers throughout the campaign to optimize results, (iii) establishing the selling price, and (iv) assuming credit risk in the transaction, we act as the principal in these arrangements and therefore we report revenues earned and costs incurred on a gross basis.

Recently Adopted and Recently Issued Accounting Standards

        See Note 2 to the accompanying consolidated and combined financial statements.

Contractual Payment Obligations

        The table below summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments Expected by Period
Contractual Obligations	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Operating lease obligations	$38,256	$6,980	$11,371	$8,854	$11,051
Employment contracts	5,597	5,597	—	—	—
Unconditional purchase obligations	9,782	7,400	2,382	—	—

Total contractual obligations	$53,635	$19,977	$13,753	$8,854	$11,051

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

        We are exposed to foreign currency exchange rate risk resulting from our international operations. In each of the foreign countries where we operate, we generally only enter into agreements that are denominated in that country's currency. However, in one country, we have employees and a real estate lease which is denominated in a foreign currency, which exposes us to ongoing foreign currency transaction gains and losses. We do not comprehensively hedge the exposure to currency rate changes, but we do enter into foreign currency forward contracts and options to hedge a portion of our exposure. At December 31, 2014 and 2013, we had $14.3 million and $5.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value of $0.1 million liability and $0.1 million asset, respectively. As a result of our hedging activities, in the years ended December 31, 2014 and 2013 we incurred a gain of $0.1 million and $0.9 million, respectively, which is included in various operating expenses.

        For additional information about our use of foreign currency forward contracts and options, see Note 2 and Note 7 to the accompanying consolidated and combined financial statements contained herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is set forth in our consolidated and combined financial statements and the notes thereto beginning at Page F-1 of this report.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, with the participation of our principal executive officer and principal financial officer, uses the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") (2013 framework), to evaluate the effectiveness of our internal control over financial reporting. Based on its assessment, our management concluded our internal control over financial reporting was effective as of December 31, 2014.

        Our internal control over financial reporting as of December 31, 2014 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm. Kost Forer Gabbay & Kasierer's report on our internal control over financial reporting appears on page F-4.

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning this item is incorporated herein by reference to the information under the headings "Corporate Governance," "Board of Directors and Committees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 11.    EXECUTIVE COMPENSATION

        The information concerning this item is incorporated by reference to the information under the headings "Management Compensation," "Compensation of Directors," and "Corporate Governance," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information concerning this item is incorporated by reference to the information under the heading "Principal Stockholders and Management Ownership" and "Equity Compensation Plan Information," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information concerning this item is incorporated by reference to the information under the heading "Certain Transactions," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information concerning this item is incorporated by reference to the information under the heading "Independent Registered Public Accounting Firm Fees," in the Company's Proxy Statement or amendment to this Form 10-K to be filed within 120 days of year end as required.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1)  See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.

        (a)(2)  The information required under this item is included under Item 8 at Note 16 of the Notes to Consolidated and Combined Financial Statements.

        (a)(3)  See Exhibit Index on page F-50 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIZMEK INC.
Date: March 26, 2015	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen Chief Executive Officer and President

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil H. Nguyen and Kenneth Saunders, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or its or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN R. HARRIS John R. Harris	Chairman of the Board of Directors	March 26, 2015
/s/ NEIL H. NGUYEN Neil H. Nguyen	Chief Executive Officer, President and Director	March 26, 2015
/s/ KENNETH SAUNDERS Kenneth Saunders	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2015
/s/ JOHN D. PALMER John D. Palmer	Senior Vice President and Controller (Principal Accounting Officer)	March 26, 2015
/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Director	March 26, 2015

Name	Title	Date

/s/ CECIL H. MOORE, JR. Cecil H. Moore, Jr.	Director	March 26, 2015
/s/ XAVIER A. GUTIERREZ Xavier A. Gutierrez	Director	March 26, 2015
/s/ ADAM KLEIN Adam Klein	Director	March 26, 2015
/s/ STEPHEN E. RECHT Stephen E. Recht	Director	March 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
Sizmek Inc.:

        We have audited the accompanying consolidated balance sheet of Sizmek Inc. as of December 31, 2014, and the related consolidated and combined statements of operations, comprehensive loss, cash flows and stockholders' equity or changes in business capital for the year then ended. These financial statements are the responsibility of Sizmek Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sizmek Inc. as of December 31, 2014, and the consolidated and combined results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sizmek Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2015 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 26, 2015	A Member of Ernst & Young Global

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Sizmek Inc.:

        We have audited the accompanying combined balance sheet of Sizmek Inc. (formerly known as The New Online Company, a carve-out of Digital Generation, Inc.) as of December 31, 2013, and the related combined statements of operations, comprehensive loss, cash flows and changes in business capital for the two years ended December 31, 2013. These financial statements are the responsibility of Sizmek Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Sizmek Inc. as of December 31, 2013, and the combined results of its operations and its cash flows for each of the two years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sizmek Inc.:

        We have audited Sizmek Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Sizmek Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sizmek Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2014 and our report dated March 26, 2015 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 26, 2015	A Member of Ernst & Young Global

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2014	December 31, 2013
Assets
CURRENT ASSETS:
Cash and cash equivalents	$90,672	$22,648
Accounts receivable (less allowances of $813 and $1,047 as of December 31, 2014 and 2013, respectively)	51,125	47,362
Deferred income taxes	636	472
Restricted cash	1,538	1,725
Other current assets	5,254	6,817
Current assets of TV business	2,470	—

Total current assets	151,695	79,024
Property and equipment, net	34,036	26,002
Goodwill	40,154	134,086
Intangible assets, net	71,306	84,319
Deferred income taxes	387	329
Restricted cash	3,941	3,497
Other non-current assets	3,393	2,766

Total assets	$304,912	$330,023

Liabilities and Stockholders' Equity or Business Capital
CURRENT LIABILITIES:
Accounts payable	$3,976	$3,625
Accrued liabilities	19,171	17,959
Deferred income taxes	—	94
Current liabilities of TV business	395	—

Total current liabilities	23,542	21,678
Deferred income taxes	8,242	8,324
Other non-current liabilities	6,433	6,885
Non-current liabilities of TV business	260	—

Total liabilities	38,477	36,887

STOCKHOLDERS' EQUITY or BUSINESS CAPITAL:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,399 issued and 30,071 outstanding at December 31, 2014	30	—
Treasury stock, at cost at December 31, 2014 (328 shares)	(2,000)	—
Additional capital	371,261	—
Accumulated deficit	(101,341)	—
Parent company investment	—	292,454
Accumulated other comprehensive income (loss)	(1,515)	682

Total stockholders' equity or business capital	266,435	293,136

Total liabilities and stockholders' equity or business capital	$304,912	$330,023

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$170,827	$161,132	$140,652
Cost of revenues (excluding depreciation and amortization)	60,163	53,970	50,736
Selling and marketing	57,969	55,789	50,650
Research and development	13,142	10,192	12,629
General and administrative	22,834	18,320	21,718
Merger, integration, and other	6,304	5,877	5,952
Depreciation and amortization	26,449	23,833	25,084
Goodwill impairment	98,196	—	219,593

Loss from operations	(114,230)	(6,849)	(245,710)
Other expense, net	1,124	42	2,855

Loss before income taxes	(115,354)	(6,891)	(248,565)
Benefit for income taxes	(1,020)	(2,180)	(10,359)

Net loss	$(114,334)	$(4,711)	$(238,206)

Basic and diluted loss per common share	$(3.76)	$(0.15)	$(7.84)

Weighted average common shares outstanding:
Basic and diluted	30,368	30,399	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For The Years Ended December 31,
	2014	2013	2012
Net loss	$(114,334)	$(4,711)	$(238,206)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(214)	(257)	657
Unrealized gain (loss) on available for sale securities, net of tax	(509)	1,768	(279)
Foreign currency translation adjustment	(1,474)	(311)	490

Total other comprehensive income (loss)	(2,197)	1,200	868

Total comprehensive loss	$(116,531)	$(3,511)	$(237,338)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY OR CHANGES
IN BUSINESS CAPITAL

(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Parent Company Investment	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity or Business Capital
Balance at December 31, 2011	—	$—	—	$—	$511,839	$—	$—	$(1,386)	$510,453
Net contributions from Parent	—	—	—	—	10,270	—	—	—	10,270
Net loss	—	—	—	—	(238,206)	—	—	—	(238,206)
Other comprehensive income	—	—	—	—	—	—	—	868	868

Balance at December 31, 2012	—	—	—	—	283,903	—	—	(518)	283,385

Net contributions from Parent	—	—	—	—	13,262	—	—	—	13,262
Net loss	—	—	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive income	—	—	—	—	—	—	—	1,200	1,200

Balance at December 31, 2013	—	—	—	—	292,454	—	—	682	293,136

Net contributions from Parent	—	—	—	—	88,902	—	—	—	88,902
Net loss	—	—	—	—	(12,993)	—	(101,341)	—	(114,334)
Purchase of treasury stock	—	—	(328)	(2,000)	—	—	—	—	(2,000)
Share-based compensation	—	—	—	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	—	—	—	—	(2,197)	(2,197)
Conversion of Parent company investment to capital	30,399	30	—	—	(368,363)	368,333	—	—	—

Balance at December 31, 2014	30,399	$30	(328)	$(2,000)	$—	$371,261	$(101,341)	$(1,515)	$266,435

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(114,334)	$(4,711)	$(238,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	98,196	—	219,593
Depreciation of property and equipment	10,828	8,065	9,699
Amortization of intangibles	15,621	15,768	15,384
Share-based compensation	9,395	6,401	8,886
Deferred income taxes	(855)	(6,820)	(15,755)
Provision for trade receivable losses	196	252	269
Gain from recovery of TV business assets	(3,078)	—	—
Impairment of long-term investments	—	—	2,394
Other	(352)	(52)	976
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(5,498)	(2,534)	(367)
Other assets	930	3,957	(6,541)
Accounts payable and other liabilities	2,767	(1,633)	(4,723)
Deferred revenue	—	(14)	(324)

Net cash provided by (used in) operating activities	13,816	18,679	(8,715)

Cash flows from investing activities:
Purchases of property and equipment	(5,015)	(6,320)	(6,136)
Capitalized costs of developing software	(14,037)	(9,617)	(6,593)
Purchases of long-term investments	(975)	(156)	(1,517)
Proceeds from sale of short-term investments	—	314	10,350
Acquisitions, net of cash acquired	(6,129)	(1,120)	(8,593)
Other	(796)	1,029	56

Net cash used in investing activities	(26,952)	(15,870)	(12,433)

Cash flows from financing activities:
Payments of seller financing/earnout	—	(2,531)	—
Purchases of treasury stock	(2,000)	—	—
Payments of TV business liabilities	(9,989)	—	—
Proceeds from TV business assets	48,287	—	—
Net contributions from Parent	44,833	8,937	9,742

Net cash provided by financing activities	81,131	6,406	9,742

Effect of exchange rate changes on cash and cash equivalents	29	(259)	57

Net increase (decrease) in cash and cash equivalents	68,024	8,956	(11,349)
Cash and cash equivalents at beginning of year	22,648	13,692	25,041

Cash and cash equivalents at end of year	$90,672	$22,648	$13,692

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(1,002)	$(854)	$2,984
Cash paid (received) for interest	$(353)	$(120)	$(114)
Promissory notes used to acquire businesses	$625	$280	$2,331

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

  The Company

        Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns. We connect 17,000 advertisers and 3,500 agencies to audiences in about 60 countries, serving more than 1.4 trillion impressions a year.

  Separation from Digital Generation, Inc.

        Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution business. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach, Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of DG common stock ("DG Common Stock") they held. Immediately after the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and all of the outstanding shares of DG Common Stock was converted into the right to receive $3.00 per share, and DG became a wholly-owned subsidiary of Extreme Reach. Prior to the Spin-Off, pursuant to the Separation and Redemption Agreement and related documents, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash, most of the working capital from its television segment, and certain other corporate assets; and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, stand-alone publicly-traded company in the online advertising services business segment.

  Carve-out Financial Statements Prior to Spin-Off

        Prior to our Spin-Off from DG on February 7, 2014, our combined financial statements were derived from the consolidated financial statements and accounting records of DG. These statements reflected the combined historical results of operations, financial position and cash flows of DG's online business primarily conducted through MediaMind Technologies Inc., EyeWonder, LLC, Peer39, Inc., and Unicast EMEA, Ltd., and an allocable portion of DG's corporate costs. Prior to the Spin-Off, our financial statements are presented as if such businesses had been combined for all periods presented.

        All intercompany transactions have been eliminated. All intercompany transactions between us and DG have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity and in the combined balance sheet as "Parent company investment."

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation (Continued)

        For periods prior to our Spin-Off on February 7, 2014, the combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the periods presented. We benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. For 2013, DG reported corporate overhead (excluding share-based compensation) of $24.2 million. The amount of DG's corporate overhead that was allocated to us for 2013 in these carve-out financial statements was $9.1 million, in accordance with the allocation principles for preparing carve-out financial statements (see Note 11 for a summary of DG's expense allocations to us for 2014, 2013 and 2012). As a result, the 2013 carve-out financial statements include corporate overhead expenses which represent about 37% of DG's 2013 total corporate overhead. The majority of the pre Spin-Off expense allocations were charged to general and administrative expense. For the period subsequent to the Spin-Off, general and administrative expense as a percentage of revenues has been comparable to the corresponding period of the prior year. Accordingly, while we benefited from sharing DG's cost structure prior to the Spin-Off, since the Spin-Off we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods.

        Historically, DG used a centralized approach to cash management and the financing of its operations. Prior to the Spin-Off, the majority of our cash was transferred to DG on a daily basis, and DG funded our operating and investing activities as needed. Cash transfers to and from DG's cash management accounts are reflected in "Parent company investment."

        Prior to the Spin-Off, the combined financial statements included certain assets and liabilities that were held at the DG corporate level but were specifically identifiable or otherwise allocable to us. The cash and cash equivalents held by DG at the corporate level were not specifically identifiable to us and therefore were not allocated to us for any of the periods presented prior to the Spin-Off; however, at the Spin-Off date, cash and working capital associated with DG's TV business were contributed to us. Cash and cash equivalents in our combined balance sheet prior to the Spin-Off primarily represents cash held locally by entities included in our combined financial statements. DG's third-party debt and the related interest expense have not been allocated to us for any period as we were not the legal obligor and those amounts were paid off on or about February 7, 2014 as part of DG's Merger with Extreme Reach.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of our wholly-owned, and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For the periods prior to the Spin-Off,

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the carve-out financial statements have been prepared on a basis that management believes to be reasonable to reflect the financial position, results of operations and cash flows of the Company's operations, including portions of DG's corporate costs and administrative shared services.

  Revenue Recognition

        We derive revenue primarily from volume-based fees for using our online ad serving platform. We recognize revenue only when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists,

  •
  Delivery has occurred or services have been rendered,

  •
  Our price to the customer is fixed or determinable, and

  •
  Collectability is reasonably assured.

        We offer online advertising campaign management and deployment products. These products allow publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. We charge our customers on a cost per thousand ("CPM") impressions basis, and recognize revenue when the impressions are served. In some instances, we charge a flat fee for a campaign and recognize revenue ratably over the period of the campaign.

        We also offer programmatic managed services. In providing these services, we enter into arrangements with third parties to facilitate our customer's online advertising. The determination of whether we should recognize revenue on a gross or net basis is based on an assessment of whether we are acting as the principal, or an agent, in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. While none of the factors identified in this guidance is individually considered presumptive or determinative, because we are the primary obligor in the arrangement and we are responsible for (i) selecting and contracting with third party suppliers for the purchase of inventory, (ii) managing the advertising process including selecting or advising on campaign parameters, monitoring campaign results, and adjusting parameters and modifying publishers throughout the campaign to optimize results, (iii) establishing the selling price, and (iv) assuming credit risk in the transaction, we act as the principal in these arrangements and therefore we report revenues earned and costs incurred on a gross basis.

        For 2014, 2013 and 2012, we reported revenues and cost of revenues from programmatic managed services as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues	$16,737	$10,530	$4,695
% of total revenues	9.8%	6.5%	3.3%
Cost of revenues(1)	11,818	7,915	3,924

Net	$4,919	$2,615	$771

(1)
Includes the cost of purchasing media, but does not include personnel and other overhead related costs that are recorded in cost of revenues.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        In 2014 and 2012, we recorded goodwill impairment charges of $98.2 million and $219.6 million, respectively. See Note 5 for a discussion of the risk of a future impairment of our goodwill.

        Effective November 1, 2014, we shortened the estimated remaining useful life of our Sizmek MDX platform assets from an average of 46 months to 20 months in anticipation of our new platform (which is currently in development). We anticipate the new platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016. As a result, we recorded additional depreciation expense of $0.6 million during 2014, which increased our net loss and loss per share by $0.5 million and $0.02, respectively.

  Cash and Cash Equivalents

        Cash equivalents consist of liquid investments with original maturities of three months or less at the date of acquisition. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States and Israel.

  Restricted Cash

        Restricted cash principally relates to (i) funding of Israeli statutory employee compensation, (ii) required cash balances for foreign currency forward contracts and options, and (iii) security deposits on office leases.

  Accounts Receivable and Allowances

        Accounts receivable are recorded at the amount invoiced, provided the revenue recognition criteria have been met, less allowances for doubtful accounts and credit memos. We maintain allowances for doubtful accounts and credit memos on an aggregate basis, at a level we consider sufficient to cover estimated losses in the collection of our accounts receivable and credit memos expected to be issued. The allowance is based primarily on known troubled accounts, the collectability of specific customer accounts and customer concentrations, with consideration given to current economic conditions and trends. We charge off accounts that remain uncollected after reasonable collection efforts are made.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property and Equipment, Net

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. The estimated useful lives of our property and equipment (excluding property and equipment acquired in a business combination) are principally as follows:

Category	Useful Life
Software—internally developed software costs	2 - 5 years
Software—purchased	3 years
Computer equipment	3 years
Furniture and fixtures	6 - 14 years
Network equipment	3 years
Machinery and equipment	3 years

  Long-Term Investments

        We acquired available for sale equity securities with an original cost of $1.2 million. During 2012, these securities declined in value to about $0.3 million. We determined the decline in value was other than temporary and, as a result, recorded an impairment charge of $0.9 million (cost basis of $1.2 million less fair value of $0.3 million). Also during 2012, we made a $1.5 million equity investment in a company that was developing a web-based audience and content measurement platform. Later in 2012, we determined that our investment was impaired and wrote-off the investment. These two charges are recorded in "other (income) and expense, net" in the accompanying statements of operations.

  Leases

        We lease certain properties under operating leases, generally for periods of 3 to 10 years. Some of our leases contain renewal options and escalating rent provisions. For leases that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods where failure to exercise an option appears, at the inception of the lease, to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the accompanying balance sheets. See "Leases" under Note 12 for additional information regarding our lease commitments.

  Software Development Costs

        Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are amortized over the estimated useful life, which generally ranges from two to five years.

        Depreciation of capitalized software development costs for the years ended December 31, 2014, 2013 and 2012 was $4.3 million, $1.9 million and $2.9 million, respectively. The net book value of

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

capitalized software development costs was $23.0 million and $13.3 million as of December 31, 2014 and 2013, respectively.

  Assets and Liabilities of DG's TV Business

        Pursuant to the Separation and Redemption Agreement (see Note 1), DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG's television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014. The net assets contributed were recorded at $78.5 million. The details of these assets and liabilities outstanding as of December 31, 2014 were as follows (in thousands):

Description	December 31, 2014
Current assets of television business:
Income tax receivables	$1,943
Trade accounts receivable	367
Springbox revenue sharing	160

Total	$2,470

Current liabilities of television business:
Trade accounts payable	$165
Accrued liabilities	230

Total	$395

Non-current liabilities of television business:
Uncertain tax positions	$260

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

        Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

counterparty using foreign currency forward contracts and options. At December 31, 2014, we had $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.2 million liability, net of a $0.1 million asset). The net liability is included in "accrued liabilities" and is expected to be recognized in our results of operations in the next twelve months. At December 31, 2013, we had $5.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.1 million ($0.1 million asset, net of a $0.0 million liability). The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Hedging gain (loss) recognized in operations	$115	$865	$(573)

        It is our policy to offset fair value amounts recognized for derivative instruments executed with the same counterparty. In connection with our foreign currency forward contracts and options and other banking arrangements, we have agreed to maintain $1.5 million of cash in bank accounts with our counterparty, which we classify as restricted cash on our balance sheet.

  Accumulated Other Comprehensive Income (Loss)

        Components of accumulated other comprehensive income (loss), net of tax, during the years ended December 31, 2014, 2013 and 2012, were as follows (in thousands):

	Unrealized Gain (Loss) on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(284)	$275	$(1,377)	$(1,386)
OCI(L) before reclassifications	143	(1,156)	490	(523)
Amounts reclassified out of AOCL	514	877	—	1,391

Change during 2012	657	(279)	490	868

Balance at December 31, 2012	373	(4)	(887)	(518)
OCI(L) before reclassifications	521	1,768	(311)	1,978
Amounts reclassified out of AOCL	(778)	—	—	(778)

Change during 2013	(257)	1,768	(311)	1,200

Balance at December 31, 2013	116	1,764	(1,198)	682
OCI(L) before reclassifications	(111)	(509)	(1,474)	(2,094)
Amounts reclassified out of AOCL	(103)	—	—	(103)

Change during 2014	(214)	(509)	(1,474)	(2,197)

Balance at December 31, 2014	$(98)	$1,255	$(2,672)	$(1,515)

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated and combined statements of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Amounts Reclassified out of AOCI
	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Items in the Statement of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$11	$101	Cost of revenues
Foreign currency derivatives	5	56	Sales and marketing
Foreign currency derivatives	56	571	Research and development
Foreign currency derivatives	16	154	General and administrative
Foreign currency derivatives	27	(17)	Other income and expense, net

Total before taxes	115	865
Tax amounts	(12)	(87)

Income after tax	$103	$778

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment at the reporting unit level on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. Such events or circumstances may include operating results lower than previously forecasted or declines in future expectations of our operating results, or other significant negative industry trends. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill (presently, we operate as a single reporting unit). We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess of fair value over allocated net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting unit's goodwill exceeds its implied fair value. During 2014 and 2012 we recorded goodwill impairment losses of $98.2 million and $219.6 million, respectively. See Note 5 for a discussion of the risk of a future impairment of our goodwill.

  Long-Lived Assets

        We assess our long-lived assets (other than goodwill), including acquired identifiable intangibles, for potential impairment whenever certain triggering events occur. Events that may trigger an impairment review include the following:

  •
  significant underperformance relative to historical or projected future operating results;

  •
  significant changes in the use of our assets or the strategy for our overall business; and

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  •
  significant negative industry or economic trends.

        If we determine the carrying value of our long-lived or intangible assets may not be recoverable based upon the occurrence of a triggering event, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. Any impairment is determined based on a projected discounted cash flow model using a discount rate reflecting the risk inherent in the projected cash flows.

        We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from 3 to 12 years. See "Intangible Assets" under Note 5 for additional information.

  Foreign Currency Translation and Measurement

        We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using the average exchange rates that were in effect during the period. Gains and losses from these translations are recognized in foreign currency translation, a component of accumulated other comprehensive income (loss) and part of stockholders' equity (business capital prior to the Spin-Off). Gains or losses from measuring foreign currency transactions into the functional currency are included in our statements of operations. For 2014, 2013 and 2012, we recognized foreign currency transaction gains and (losses) of ($1.2) million, $0.1 million and ($0.4) million, respectively.

  Research and Development Expenses

        Research and development expenses mainly include costs associated with maintaining our technology platform and are expensed as incurred.

  Merger, Integration and Other Expenses

        Merger, integration and other expenses reflect the expenses incurred in (i) DG's Merger with Extreme Reach and our Spin-Off from DG, (ii) acquiring or disposing of a business, (iii) integrating an acquired operation (e.g., severance pay, office closure costs) into the Company and (iv) certain other

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

items of income or expense not deemed to be part of our core operations. A summary of our merger, integration and other expenses is as follows (in thousands):

Description	2014	2013	2012
Merger and Spin-Off(1)	$5,507	$4,078	$—
Severance	1,200	569	2,970
Integration and restructuring costs	2,400	321	1,655
MediaMind preacquisition liability	—	720	—
Acquisition legal and due diligence fees	275	—	644
Recovery of TV business assets(2)	(3,078)	—	—
Other	—	189	683

Total	$6,304	$5,877	$5,952

(1)
Merger and Spin-Off includes costs incurred prior to the transactions while DG was evaluating strategic alternatives. See discussion of Merger and Spin-Off under "Separation from Digital Generation, Inc." in Note 1.

(2)
Represents a reduction in expense due to realizing more TV net assets than originally estimated at the time of the Spin-Off.

        Severance costs primarily relate to consolidating the workforces of MediaMind, EyeWonder, and Unicast and eliminating redundancy. All costs shown above were paid in the period the expense was recognized, or shortly thereafter. As of December 31, 2014, our integration efforts were substantially complete.

  Share-Based Payments

        Subsequent to the Spin-Off, the compensation committee of our board of directors authorizes the issuance of stock options, time-based restricted stock units ("RSUs") and performance-based RSUs to our employees, directors and consultants. The committee approves grants only out of shares previously authorized by our stockholders.

        We recognize compensation expense based on the estimated fair value of the share-based payments. The fair value of our RSUs is based on the closing price of our common stock the day prior to the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model. Share-based awards that do not require future service are expensed immediately. Share-based awards that only require future service are amortized over the relevant service period on a straight-line basis. Share-based awards that require satisfaction of performance conditions, such as performance-based RSUs, are amortized over the performance period provided it is probable that the performance conditions will be satisfied. Subsequently, if the performance conditions are no longer probable of achievement, then all previously recognized compensation expense for that award will be reversed.

        Prior to the Spin-Off, we participated in DG's compensation programs that included equity-based incentive awards. Those equity-based awards related to shares of DG's common stock, not to our equity. For DG equity awards, we recognized an allocated cost equal to the cost recognized by DG. Allocations of share-based payments also arose from acquisitions when DG agreed to assume the

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

share-based obligations of the acquired company on our behalf; such as the case in our acquisition of MediaMind. In connection with completing the Merger and Spin-Off, all of DG's outstanding equity awards became fully vested and, to the extent the award had an intrinsic value, were converted into shares of DG stock. Equity awards with no intrinsic value were cancelled. Following the Spin-Off, we did not assume any equity award previously issued by DG.

        We recognized $9.4 million, $6.4 million and $8.9 million in share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2014, 2013 and 2012, respectively. For 2014, $2.9 million relates to our equity awards and $6.5 million relates to the allocated cost of DG's equity awards. See Note 10.

  Income Taxes

        Subsequent to the Spin-Off, we file our income tax returns on a stand-alone basis. Prior to the Spin-Off, our results of operations were included in the combined federal and state income tax returns of DG. For those periods, the income tax amounts reflected in the accompanying financial statements have been allocated to us based on taxable income (loss) directly attributable to us on a stand-alone basis. Management believes that the assumptions underlying the allocation of income taxes are reasonable. However, the amounts allocated for income taxes in the accompanying financial statements are not necessarily indicative of the amount of income taxes that would have been recorded had we operated as a separate, stand-alone entity during those periods. Prior to the Spin-Off, the U.S. federal and state tax losses generated by us were utilized by DG in its consolidated U.S. tax return. We are reflecting these U.S. federal and state tax losses as a distribution to DG for the year they were included in DG's U.S. tax returns.

        We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The need for a valuation allowance is assessed each year. We forecast the reversal of our deferred tax assets and liabilities in determining the need for a valuation allowance. For 2014, 2013 and 2012, we recorded a valuation allowance.

        The tax balances and income tax expense recognized by us are based on our interpretation of the tax statutes of multiple jurisdictions and judgment. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations, financial position and cash flows.

        We account for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining whether the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We reevaluate our income tax positions periodically to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

        We include interest related to tax issues as part of income tax expense in our consolidated or combined financial statements. We record any applicable penalties related to tax issues within the income tax provision. See Note 8.

  Business Combinations

        Business combinations are accounted for using the acquisition method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Operating results of an acquired business are included in our results of operations from the date of acquisition. See Note 3.

  Financial Instruments and Concentration of Credit Risk

        Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The vast majority of our cash and cash equivalents is held at large financial institutions in the United States and Israel that management believes to be of high credit quality. At certain financial institutions, our cash and cash equivalents regularly exceeds the federally insured limit. We have not experienced any losses on our cash and cash equivalents to date. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We only recognize revenue when collection is reasonably assured. Our receivables are principally from advertising agencies and direct advertisers. Our receivables and the related revenues are not contingent on our customers' sales or collections. We believe the fair value of our accounts receivable approximate their carrying value. For the years ended December 31, 2014, 2013 and 2012, there was no single customer that accounted for more than 10% of our revenue. At December 31, 2014 and 2013, there was no single customer that accounted for more than 10% of our accounts receivables.

  Israel Operations

        The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 28% of our workforce is located in Israel. As a result, we are subject to risks associated with operating in the Middle East.

  Recently Adopted and Recently Issued Accounting Guidance

  Adopted

        Effective January 1, 2014, we adopted ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on a prospective basis. ASU 2013-11 amends the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

carryforward exists and certain criteria are met. The adoption of ASU 2013-11 did not have a material impact on our financial statements.

  Issued

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 modifies revenue recognition guidance for GAAP. Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, International Accounting Standards Board ("IASB") provided limited guidance on revenue recognition. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

3. Acquisitions

        Over the last three years, we acquired four businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, and global digital distribution network, and/or to better serve the advertising community. We expect to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Pixel	September 4, 2014	$0.5	Cash/Note
Aerify Media	August 11, 2014	$6.3	Cash/Note
Republic Project	October 4, 2013	$1.4	Cash/Note
Peer 39	April 30, 2012	$15.7	Cash/Stock

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

  Pixel

        On September 4, 2014, we acquired all of the outstanding shares of Zestraco Investments Limited including its wholly-owned subsidiary PixelCo. D.O.O. ("Pixel") for $0.45 million in cash and a deferred payment obligation of $0.05 million which was paid in December 2014. Pixel performed advertising service operations principally for us prior to our purchase and had virtually no assets.

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

  Aerify Media

        On August 11, 2014, we acquired substantially all the assets and operations of privately-held Aerify Media LLC ("Aerify"), a firm specializing in mobile tracking and retargeting, for $5.625 million in cash and a $0.625 million deferred payment obligation due in one-year. Aerify's mobile in-app and web tracking technology expands our capabilities in the fast-growing mobile segment, adding both talent and technology to our platform.

        The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction. Aerify has been included in our results of operations since the date of closing.

        The $6.25 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $2.05 million to developed technology, $0.4 million to customer relationships and $3.8 million to goodwill. The developed technology and customer relationships acquired in the transaction are being amortized on a straight-line basis over 4 years and 5 years, respectively. The weighted average amortization period is 4.2 years. The goodwill and other intangible assets created in the acquisition are deductible for income tax purposes. For 2013, prior to our purchase, Aerify reported revenues of $3.1 million and a loss before income taxes of $0.6 million.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

For the period from the acquisition date through December 31, 2014, we recognized $0.9 million of revenues and a $0.4 million loss before income taxes from Aerify in our results of operations. The purchase price allocation is final.

  Purchase of Republic Project

        On October 4, 2013, we acquired the assets and operations of privately-held Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.1 million in cash, a $0.3 million deferred payment obligation and contingent consideration we valued at zero. The contingent consideration payment ranges from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015. For 2014, the performance targets were not reached.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $0.3 million to customer relationships, $0.6 million to developed technology and $0.4 million to noncompetition agreements. The customer relationships, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 5 years, 4 years and 4 years, respectively. The weighted average amortization period is 4.2 years. The intangible assets created in the acquisition are deductible for income tax purposes. For the period from the acquisition date through December 31, 2013, we recognized $0.1 million of revenue and a $0.3 million loss before income taxes from Republic Project in our results of operations. The Republic Project purchase price allocation is final.

  Purchase of Peer39

        On April 30, 2012, we acquired Peer39, Inc. ("Peer39"), a provider of webpage level data for approximately $15.7 million in cash, shares of DG's common stock and an installment payment. Peer39 is the leading provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer39 analyzes web pages in terms of quality, safety and brand category which allows advertisers to make better buying decisions.

        In connection with the transaction, (i) we paid $10.1 million in cash, (ii) DG issued 357,143 shares of its common stock and (iii) we agreed to pay up to $2.3 million in an installment payment within one year of the acquisition. The installment payment represented amounts we withheld to address any unrecorded liabilities or other unreported claims that may have existed on the purchase date.

        The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. In 2012, we finalized the Peer39 purchase price allocation. The customer relationships, trade name, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 10 years, 10 years, 6 years and 4 years, respectively. The weighted average amortization period is 7.1 years. The goodwill and intangible assets created in the acquisition are not deductible for income tax purposes. The acquired assets include $0.8 million of gross receivables which we recognized at their estimated fair value of $0.8 million. For the eight months ended December 31, 2012, we recognized $4.4 million of revenue and a $1.4 million loss before income taxes from Peer39 in our results of operations.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

3. Acquisitions (Continued)

  Transfer Majority of Chors

        In September 2011, we acquired EyeWonder LLC ("EyeWonder") and chors GmbH (a German limited liability company "Chors"). On April 2, 2012, in consideration of $0.1 million, we transferred the majority of the assets, agreements and employees of Chors to 24/7 Real Media Deutschland GmbH ("24/7 Germany"), a German limited liability company, and an affiliate of WPP plc, an international advertising and media investment management firm. For the three months ended March 31, 2012, we reported $1.3 million of revenue and $0.3 million of income before income taxes from Chors. We did not report a significant gain or loss in connection with the transfer.

  Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	Pixel	Aerify	Republic Project	Peer 39
Current assets	$—	$—	$0.1	$2.4
Property and equipment	—	—	—	0.7
Other assets	—	—	—	0.5
Customer relationships	—	0.4	0.3	3.1
Trade names	—	—	—	0.2
Developed technology	—	2.1	0.6	1.8
Noncompetition agreements	—	—	0.4	1.0
Goodwill	0.5	3.8	—	7.2

Total assets acquired	0.5	6.3	1.4	16.9
Less liabilities assumed	—	—	—	(1.2)

Net assets acquired	$0.5	$6.3	$1.4	$15.7

  Pro Forma Information

        The following pro forma information presents our results of operations for the years ended December 31, 2014 and 2013 as if the acquisitions of Pixel, Aerify and Republic Project had occurred on January 1, 2013 (in thousands). A table of actual amounts is provided for reference.

	As Reported Years Ended December 31,		Unaudited Pro Forma Years Ended December 31,
	2014	2013	2014	2013
Revenue	$170,827	$161,132	$171,869	$164,466
Net loss	(114,334)	(4,711)	(114,554)	(5,867)

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment, Net

        Property and equipment were as follows (in thousands):

	December 31,
	2014	2013
Internally developed software costs	$30,848	$16,812
Network equipment	14,900	13,418
Computer equipment	6,186	5,194
Purchased software	3,517	3,189
Leasehold improvements	3,538	2,959
Furniture and fixtures	2,683	1,905
Machinery and equipment	773	433

	62,445	43,910
Less accumulated depreciation	(28,409)	(17,908)

	$34,036	$26,002

5. Goodwill and Intangible Assets, net

  Goodwill

        We operate as a single reporting unit. Changes in the carrying value of our goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2012	$376,417	$(242,331)	$134,086
2013 activity	—	—	—

Balance at December 31, 2013	376,417	(242,331)	134,086
Acquisition of Aerify Media	3,760	—	3,760
Acquisition of Pixel	504	—	504
Impairment loss	—	(98,196)	(98,196)

Balance at December 31, 2014	$380,681	$(340,527)	$40,154

        We evaluate goodwill for possible impairment each year on December 31st and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable. Generally, the goodwill impairment test involves a two-step process. In the first step, we compare the fair value of the Company to its carrying value. If the fair value of the Company exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the Company is less than its carrying value, we must perform the second step of the impairment test to measure the amount of the impairment loss. In the second step, the Company's fair value is allocated to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination. If the implied fair value of the Company's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets, net (Continued)

        ASC 350-20-35 allows an entity to assess qualitatively whether it is necessary to perform step one of the prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. At December 31, 2014, we performed a qualitative assessment of our goodwill and determined that the two-step process was not necessary. We considered that as of September 30, 2014 we had adjusted our goodwill to its fair value (see below), and since then (i) our operating results were in line with our September 2014 forecast, (ii) our December 2014 forecast reflects a slightly improved outlook and (iii) our market capitalization (an indicator of the fair value of the Company) has improved from the level used in our third quarter impairment analysis.

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

        We noted at the time, and at each of the next two quarters, there was substantial risk our forecasted cash flows may fall short of our expectations. We noted that if actual or expected future cash flows should fall sufficiently below our forecast, it would likely require us to record another goodwill impairment charge (in addition to the impairment charge taken in 2012). We noted future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

        We also noted the market value of our common stock plus a reasonable control premium is an indicator of the fair value of our Company. We noted that if the market value of our common stock should decline sufficiently below its initial trading value (initial trading began in February 2014) for an extended period of time, it would likely cause us to conclude that our goodwill was impaired and we would be required to record another goodwill impairment charge. At each of March 31, 2014 and June 30, 2014, we continued to monitor our goodwill and determined an interim goodwill impairment test was not required.

        During the third quarter of 2014, we determined that indicators of potential impairment existed requiring us to perform an interim goodwill impairment test. These indicators included (i) revenues and operating results sufficiently below our earlier forecast which prompted us to revise our future forecast, (ii) our market capitalization continuing to decline throughout 2014 such that our market capitalization plus a reasonable control premium was well below the book value of our total stockholders' equity, (iii) a decreasing trend in our revenue growth, and (iv) turnover within the sales executive team.

        In performing our interim goodwill impairment test, we estimated the fair value of the Company using an income approach, specifically a discounted cash flow model (a Level 3 fair value measurement). Under the income approach, we calculated the fair value of the Company based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates including revenue growth rates, operating margins, tax rates, capital expenditures and a discount rate. The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with the Company's projected cash flows.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets, net (Continued)

        Upon estimating the fair value of our goodwill, we determined it was less than its carrying value. As a result, we performed the second step of the impairment analysis and allocated the fair value of the Company to each of its assets and liabilities (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of the Company's goodwill was $98.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2014.

        To verify the reasonableness of the fair value of the Company, we compared the Company's adjusted carrying value to its market capitalization plus a reasonable control premium. We determined the implied control premium of about 42% was reasonable based upon a review of historical control premiums of comparable companies. In accordance with our policy, at December 31, 2014 we performed our annual goodwill impairment test and determined no additional impairment was required.

  Risk of Future Impairment

        At December 31, 2014, based on our discounted cash flow model that uses our internal forecast, we determined the fair value of the Company was only slightly in excess of its carrying value. In preparing our discounted cash flow model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that will result.

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

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets, net (Continued)

  Intangible Assets

        Intangible assets were as follows at December 31, 2014 and 2013 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2014
Customer relationships	11.0	$80,593	$(25,685)	$54,908
Trade name	9.3	12,881	(5,236)	7,645
Developed technology	4.2	18,694	(13,406)	5,288
Noncompetition agreements	4.8	10,150	(6,859)	3,291
Patents	8.0	189	(15)	174

Total intangible assets	9.3	$122,507	$(51,201)	$71,306

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2013
Customer relationships	11.0	$80,154	$(18,384)	$61,770
Trade name	9.3	12,881	(3,773)	9,108
Developed technology	4.2	19,416	(11,633)	7,783
Noncompetition agreements	4.6	11,251	(5,593)	5,658

Total intangible assets	9.2	$123,702	$(39,383)	$84,319

        Intangible assets are initially stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for amortization expense and any impairment losses recognized. Net intangible assets decreased during the year ended December 31, 2014 as a result of amortization expense, partially offset by our acquisition of Aerify Media (see Note 3). Amortization expense related to intangible assets totaled $15.6 million, $15.8 million and $15.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated future amortization of our intangible assets as of December 31, 2014 is as follows (in thousands):

Future Amortization
2015	$13,932
2016	10,827
2017	9,548
2018	8,804
2019	7,972
Thereafter	20,223

Total	$71,306

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

6. Other Assets and Liabilities

        Other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Tax deposits and prepayments	$3,456	$5,204
Prepaid expenses	1,610	782
Security deposits and other	188	831

Total	$5,254	$6,817

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Employee compensation	$7,284	$6,674
Taxes payable	2,992	3,429
Working capital adjustment due to EyeWonder seller	—	2,025
Acquisition - deferred purchase price	905	280
Other	7,990	5,551

Total	$19,171	$17,959

        Other non-current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Israeli statutory employee compensation	$4,534	$4,921
Deferred rent	1,688	1,476
Other	211	488

Total	$6,433	$6,885

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

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7. Fair Value Measurements (Continued)

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

        The tables below set forth by level assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at December 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,953	$—	$—	$35,953
Revenue sharing arrangement	(c)	—	—	160	160
Marketable equity securities	(d)	1,596	—	—	1,596

Total		$37,549	$—	$160	$37,709

Liabilities:
Currency forward derivatives /options	(e)	$—	$113	$—	$113

		Fair Value Measurements at December 31, 2013
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Currency forward derivatives /options	(b)	$—	$137	$—	$137
Marketable equity securities	(d)	2,105	—	—	2,105

Total		$2,105	$137	$—	$2,242

Liabilities:
Revenue earnout payable	(f)	$—	$—	$—	$—

(a)
Included in cash and cash equivalents.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7. Fair Value Measurements (Continued)

(b)
Included in other current assets.

(c)
Included in current assets of TV business.

(d)
Included in other non-current assets.

(e)
Included in accrued liabilities.

(f)
See contingency related to Republic Project acquisition at Note 3.

        The fair value of our money market funds was determined based upon quoted market prices. The currency forward derivatives/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments. Our marketable equity securities relate to a single issuer that has a cost basis of $0.3 million.

        In connection with our Spin-Off from DG, DG contributed a revenue sharing asset to us that resulted from DG's sale of its Springbox unit. We are entitled to a percentage of the revenues collected by the business for three years after the closing date (June 1, 2012). Revenue sharing payments are generally made once a year. We have estimated the future revenues of Springbox based on the historical revenues and certain other factors, discounted to their present value. The following table provides a reconciliation of changes in the fair values of our Level 3 assets (in thousands):

Revenue Sharing Arrangement Year Ended December 31, 2014
Balance at beginning of year	$—
Additions	340
Less cash payments	(186)
Change in fair value recognized in earnings	6

Balance at end of year	$160

        Also, in connection with our Spin-Off from DG, we assumed a portion of a revenue earnout arrangement that DG had agreed to in its purchase of North Country. Further, in connection with an acquisition of a business, we sometimes include a contingent consideration component of the purchase price based on (i) future revenues or (ii) future revenues and operating results (e.g., adjusted EBITDA), that require minimum thresholds be met before any earnout payment becomes due. Accordingly, there can be significant volatility in the earnout liability. Each reporting period, we review our estimates of the performance indicators (e.g., revenue, adjusted EBITDA) and the corresponding earnout levels achieved, discounted to their present values. The change in fair value is recorded in cost of revenues in the accompanying statements of operations.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7. Fair Value Measurements (Continued)

        The following table provides a reconciliation of changes in the fair value of our Level 3 liabilities (in thousands):

Revenue Earnout Payable
2014
Balance at beginning of year	$—
Additions	225
Less cash payments	(225)
Change in fair value recognized in earnings	—

Balance at end of year	$—

        In connection with our acquisition of Republic Project, we agreed to make additional payments to the sellers if Republic's 2014 or 2015 revenues and adjusted EBITDA exceed certain levels. As of December 31, 2014, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement. See Note 3—Purchase of Republic Project.

  Abakus Convertible Notes

        In May 2014, we purchased $1.0 million of Abakus convertible promissory notes ("Convertible Notes") for $1.0 million. The Convertible Notes are due 90 days after written notice after the earlier of (i) May 30, 2016 or (ii) an occurrence of an Event of Default (as defined in the Convertible Notes). Abakus is a small private company that has developed a digital attribution software solution. The Convertible Notes bear interest at 5% per annum payable at maturity. The Convertible Notes are convertible into Abakus Series A Preferred Stock ("Series A Preferred") as follows:

  a)
  Automatic conversion if Abakus sells $2.0 million of Series A Preferred ("Qualified Financing"), whereupon the Convertible Notes shall be converted, at Sizmek's option, at either (i) 75% of the share price in the Qualified Financing, or (ii) the quotient of $7.0 million divided by the number of shares outstanding upon exercise of all dilutive securities, and

  b)
  Optional conversion at Sizmek's election if Abakus completes an Equity Financing (as defined in the Convertible Notes) that is not a Qualified Financing, whereupon the Convertible Notes shall be converted at 75% of the share price in the Equity Financing.

        In addition, upon a Change in Control, as defined in the Convertible Notes, the Convertible Notes shall be paid off at the greater of (i) the outstanding balance, or (ii) the amount the holder would have received upon conversion of the Convertible Notes. The Convertible Notes are considered held-to-maturity securities and are carried at amortized cost. The fair value of the Convertible Notes is not readily determinable. We are not aware of a market for the Convertible Notes. The Convertible Notes are included in other non-current assets.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

7. Fair Value Measurements (Continued)

  Financial Assets and Liabilities Measured on a Nonrecurring Basis

        Except for the impairments of our goodwill during 2014 and 2012, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis. See Note 5.

8. Income Taxes

        The components of our loss before income taxes were as follows (in thousands):

	2014	2013	2012
United States	$(108,570)	$(13,386)	$(240,160)
Foreign	(6,784)	6,495	(8,405)

Total	$(115,354)	$(6,891)	$(248,565)

        The components of our benefit for income taxes were as follows (in thousands):

	2014	2013	2012
Current:
U.S. federal	$99	$(100)	$—
State	65	—	3
Foreign	(355)	2,692	1,107

Total current	(191)	2,592	1,110

Deferred:
U.S. federal	110	(1,353)	(10,295)
State	—	(523)	(1,704)
Foreign	(939)	(2,896)	530

Total deferred	(829)	(4,772)	(11,469)

Benefit for income taxes	$(1,020)	$(2,180)	$(10,359)

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The components of our net deferred tax liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities not yet deductible	$1,652	$1,378
Federal and State net operating loss ("NOL") carryforwards	5,922	5,653
Share-based compensation	1,262	1,568
Purchased intangibles	9,933	4,631
Other	622	714

Total deferred tax assets	19,391	13,944
Less valuation allowance	(10,180)	(4,178)

Deferred tax assets after valuation allowance	9,211	9,766
Deferred tax liabilities:
Purchased intangibles	(13,145)	(16,334)
Property and equipment	(2,990)	(1,049)
Other	(295)	—

Total deferred tax liabilities	(16,430)	(17,383)

Net deferred tax liabilities	$(7,219)	$(7,617)

        A reconciliation of our net deferred tax liabilities to our balance sheets is as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current	$636	$472
Noncurrent	387	329
Deferred tax liabilities:
Current	—	(94)
Noncurrent	(8,242)	(8,324)

Net deferred tax liabilities	$(7,219)	$(7,617)

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2014	2013	2012
Federal statutory tax rate	35%	35%	35%
Expected tax benefit	$(40,373)	$(2,412)	$(86,998)
State and foreign income taxes, net of federal (benefit)	3,418	(3,586)	(1,907)
Non-deductible compensation	504	1,168	2,745
Non-deductible business combination transaction costs	—	87	208
Non-deductible goodwill impairment charges	29,344	—	67,418
Change in valuation allowance	6,055	2,517	6,079
Change in uncertain tax positions	65	(62)	—
Other	(33)	108	2,096

Benefit for income taxes	$(1,020)	$(2,180)	$(10,359)

        For periods subsequent to our Spin-Off, we file separate tax returns on a stand-alone basis.

        For periods prior to our Spin-Off, we calculated the benefit for income taxes as if we were a stand-alone entity and filed separate tax returns. For periods prior to the Spin-Off, if we had filed separate tax returns we would have generated U.S. federal and state NOLs. Those hypothetical NOLs and the corresponding tax benefits were fully utilized by DG, our former parent, in the same period. For the losses incurred in the financial statement periods, we evaluated whether or not such losses could be realized if we did not have the benefit of filing a consolidated income tax return with DG. For the period of January 1 to February 7, 2014 we determined under ASC 740 that generated losses were not realizable and therefore the tax benefits for the losses generated and contributed to DG were not provided. These unbenefited losses did not result in additional valuation allowance on the balance sheet, as they were contributed through net parent funding/equity. Any U.S. tax benefit utilized by the parent is reclassified to net parent funding in the same period. Any valuation allowance and corresponding tax expense relate to separate company deferred tax assets, mainly acquired NOLs that will be carried forward into 2015.

        For periods prior to our Spin-Off, any tax attributes utilized by the parent were reclassified to business capital in the same period. As of December 31, 2014, we had NOL carryforwards with a tax-effected carrying value of approximately $4.4 million for federal purposes. Our federal NOLs will expire in 2030. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382 of the Internal Revenue Code. Expected future limitations are as follows (in millions, amounts shown are not tax effected):

Years	Annual Limitation
2015	$1.4
2016	$0.8
2017 - 2030 (per year)	$0.5

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

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

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the year ended December 31, 2014, we recognized $0.7 million of interest or penalties related to uncertain tax positions in our consolidated financial statements. For the year ended December 31, 2013, we recognized $0.2 million of interest or penalties related to uncertain tax positions in our combined financial statements. For the year ended December 31, 2012, we did not recognize any interest or penalties related to uncertain tax positions in our combined financial statements. At December 31, 2014 and 2013, $0.7 million and $0.2 million of interest and penalties were included in our balance sheets, respectively.

        The change in unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012, was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,701	$1,801	$1,801
Additions for tax positions related to the current year	—	—	—
Additions for tax positions related to prior years	—	—	—
Subtractions for tax positions related to prior years	(194)	(100)	—

Balance at end of year	$1,507	$1,701	$1,801

        If we reduced our reserve for uncertain tax positions, it would result in us recognizing a tax benefit. Upon the taxing authority accepting those tax returns, we expect substantially all of the uncertain tax positions to be effectively settled within 12 months.

        As of December 31, 2014, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more likely than not. Accordingly, we have NOL carryforwards available to us (should we have sufficient

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

future taxable income to utilize them) that are not reflected in our consolidated and combined balance sheets at December 31, 2014 and 2013, respectively.

        We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2011 through February 7, 2014 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2008 through 2014 and 2009 through 2014, respectively. Prior to our Spin-Off, our operating results had been included in DG's U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions. Subsequent to our Spin-Off, we will file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Prior to our Spin-Off, we entered into a tax matters agreement with DG that governs the parties' respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to periods prior to February 8, 2014 is our responsibility.

        We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, all of our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements. As of December 31, 2014, we recorded a deferred tax liability for undistributed earnings, including applicable withholding taxes, in the amount of $0.3 million that are expected to be remitted in the foreseeable future. This deferred tax liability is a result of dissolving, merging, or liquidating purchased legal entities according to management's stated plan of integration. As of December 31, 2014, the aggregate undistributed earnings of our non-U.S. subsidiaries subject to indefinite reinvestment totaled $6.8 million. Should we make a distribution in the form of dividends or otherwise, we may be subject to additional income taxes. The unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is estimated to be $2.5 million as of December 31, 2014. This assumes we will not be able to recognize the benefits of a foreign tax credit upon remittance of the foreign earnings due to expected losses in the United States.

9. Employee Benefit Plan

        We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum (in 2014, $17,500 for employees under age 50, $23,000 for employees over age 49). We match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings. Prior to the Spin-Off, our U.S. based employees participated in DG's 401(k) retirement plan. During 2014, 2013 and 2012, we made matching contributions on behalf of our employees of approximately $303,000, $252,000 and $261,000, respectively.

10. Stock Plan and Stock Repurchase Program

        Since the Spin-Off on February 7, 2014, all share-based compensation expense relates to the Sizmek 2014 Incentive Award Plan (the "2014 Plan"). All share-based compensation recognized prior to the Spin-Off relates to DG's equity-based incentive programs. Prior to the Spin-Off, certain of our employees participated in DG's equity incentive programs. Immediately prior to completing the

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

Spin-Off, all of DG's outstanding equity awards became fully vested and, to the extent the award had an intrinsic value, were converted into shares of DG common stock. Equity awards with no intrinsic value were cancelled. DG's equity incentive plans were terminated in connection with the Merger Agreement (see Note 1). Below is a summary of our share-based compensation expense (in thousands):

	Years Ended December 31,
Description	2014	2013	2012
DG stock options and RSUs awarded to our employees	$2,650	$3,389	$7,108
DG share-based awards allocated to us as part of corporate services	3,817	3,012	1,778
Sizmek share-based awards	2,928	—	—

Total	$9,395	$6,401	$8,886

  Shares in the Plan, Terms and Vesting

        Under the 2014 Plan, the compensation committee of our Board of Directors (the "Committee") is authorized to grant awards to our employees, non-employee directors and consultants. Awards can take the form of (i) stock options, (ii) restricted stock, (iii) restricted stock units ("RSUs"), (iv) performance awards, (v) dividend equivalents, (vi) stock payments and (vii) stock appreciation rights. The 2014 Plan provides that the maximum number of shares of common stock with respect to which awards may be granted shall not exceed 4,500,000, plus

  (i)
  any shares tendered or withheld to satisfy the exercise price of an option or any tax withholding obligation pursuant to any award under the 2014 Plan,

  (ii)
  any shares subject to a stock appreciation right that are not issued in connection with the stock settlement of the stock appreciation right on its exercise, and

  (iii)
  any shares purchased on the open market with the cash proceeds from the exercise of options.

        In addition, to the extent all or a portion of an award is forfeited, expires or is settled for cash, the shares subject to the award shall, to the extent of such forfeiture, expiration or cash settlement, again be available for future grants. Further, any shares of restricted stock repurchased by us or surrendered to us shall again be available for future grant. Further, awards granted under the 2014 Plan upon the assumption of, or in substitution for, outstanding equity awards of an entity we acquire (substitute awards), will not reduce the shares authorized for grant under the 2014 Plan. Further, in the event that a company acquired by us has shares available under a pre-existing plan approved by stockholders and not adopted in contemplation of such acquisition or combination, the shares available for grant may be used for awards under the 2014 Plan and will not reduce the shares authorized for grant under the 2014 Plan, but such awards will only be made to individuals who were not employed by or providing services to us immediately prior to such acquisition or combination.

        Generally, the granting of share-based awards including the terms and vesting schedules thereof is authorized by the Committee. The exercise price of stock options shall not be less than the fair value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over three years, and are recognized on a straight-line basis over the vesting term. At December 31,

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

2014, there were a total of 3,389,471 shares of common stock available for future grant under the 2014 Plan.

  Stock Options

        A summary of 2014 stock option activity pursuant to the 2014 Plan is presented below:

	2014
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	620,841	9.74
Exercised	—	—
Forfeited	(77,995)	10.30

Outstanding at end of year	542,846	$9.66

Exercisable at end of year (vested)	7,713	$12.39

        The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.18 - $8.67	53,540	9.88	$6.81	—	$—
$8.68 - $9.91	402,179	9.35	9.45	—	—
$11.15 - $12.39	87,127	8.38	12.39	7,713	12.39

	542,846	9.25	$9.66	7,713	$12.39

        Options granted in 2014 had a weighted average grant-date fair value of $5.65 per share. The weighted average remaining contractual life of vested stock options at December 31, 2014 was 0.2 years. At December 31, 2014, the intrinsic value of options outstanding and options exercisable was less than $0.1 million and $0.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

        Unrecognized compensation costs related to our stock options was $2.2 million at December 31, 2014. These costs are expected to be recognized over the weighted average remaining vesting period of 2.0 years. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2014
Number of options granted	620,841
Weighted average exercise price of options granted	$9.74
Volatility(1)	62.7%
Risk free interest rate(2)	1.94%
Expected term (years)(3)	5.94
Expected annual dividends	None

(1)
Since our common stock has a limited trading history (trading began in February 2014), we based our expected volatility on the historical volatility of DG's common stock over a preceding period commensurate with the expected term of the option.

(2)
The risk free rate is based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the option.

(3)
The expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche. We used the simplified method discussed in ASC 718-10-S99-1 as we do not have sufficient historical data in order to calculate a more appropriate estimate.

  RSUs—Time Based

        In 2014, subsequent to the Spin-Off, the Committee awarded 410,332 time-based RSUs to our employees and non employee directors. The total grant date fair value of the time-based RSUs was $4.2 million. As of December 31, 2014, the total fair value of outstanding time-based RSUs that have vested or we expect to vest was $2.4 million. The awards (i) vest over periods ranging from nine months to three years and (ii) are subject to the awardees' continued employment with us or continuing to provide services to us.

        In 2014, we recognized $1.4 million in share-based compensation expense related to time-based RSUs. At December 31, 2014, the unrecognized compensation costs related to time-based RSUs was $2.5 million. The amount of share-based compensation expense we ultimately recognize will depend on the degree to which the time-based service conditions are satisfied. The grant date fair value of the time-based RSUs that vested during 2014 was less than $0.1 million. At December 31, 2014, the nonvested time-based RSUs had a weighted average remaining vesting period of 1.8 years and an intrinsic value of $2.4 million.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

        A summary of our time-based RSU activity for 2014 is presented below:

	2014
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	—	$—
Granted	410,332	10.15
Vested	(4,910)	12.39
Forfeited	(25,345)	11.14

Nonvested shares at end of year	380,077	$10.06

  RSUs—Performance Based

        In 2014, subsequent to the Spin-Off, the Committee awarded 204,280 performance-based RSUs to certain of our employees. The total grant date fair value of the performance-based RSUs was $2.2 million. As of December 31, 2014, the total fair value of outstanding performance-based RSUs that have vested or we expect to vest was $1.2 million.

        The awards (i) vest over periods ranging from seven months to 34 months, (ii) are subject to the awardees' continued employment with us and (iii) are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions). The amount of share-based compensation expense we ultimately recognize will depend on the degree to which the performance conditions are satisfied. As a result, there can be significant volatility in the amount of share-based compensation expense we recognize from period to period due to differences between actual and expected results, and changes in our estimates of future results.

        In 2014, we recognized $0.7 million in share-based compensation expense related to performance-based RSUs. At December 31, 2014, the unrecognized compensation costs related to performance-based RSUs was $0.2 million. The unrecognized compensation costs is based on our current estimate of future operating results and could change significantly in the future. At December 31, 2014, the nonvested performance-based RSUs had a weighted average remaining vesting period of 1.2 years and an intrinsic value of $1.2 million.

        According to the terms of the performance-based RSU agreements, after the performance period has ended, the RSUs do not vest until the performance results are certified by the Committee. The first performance period ended on December 31, 2014 and, once the performance results are certified, we expect to issue 52,407 shares of common stock with a weighted average grant-date fair value $10.79 per share.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

        A summary of our performance-based RSU activity for 2014 is presented below:

	2014
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	—	$—
Granted	204,280	10.59
Vested	—	—
Forfeited	(8,081)	9.40

Nonvested shares at end of year	196,199	$10.64

  Pre Spin-Off—Participation in DG's Stock Plans

        Prior to the Spin-Off, certain of our employees participated in DG's equity-based incentive programs. DG allocated the cost of our employees' participation in those plans to us. Prior to the Spin-Off, we did not have any equity-based incentive plans ourselves. In addition, DG allocated a portion of the cost of share-based awards for their corporate services personnel to us. As discussed above, in connection with the Spin-Off all DG equity-based incentive awards became fully vested and, to the extent they had intrinsic value, were converted into shares of DG common stock. Immediately prior to the Spin-Off, equity awards with no intrinsic value were cancelled and DG's equity incentive plans were terminated. Below is a summary of DG's equity-based incentive awards in which our employees participated:

  DG Stock Options

        In 2012, certain of our employees were awarded DG stock options to purchase 120,000 shares of DG's common stock. The weighted-average exercise price for the 2012 grants was $9.20. The stock options had a four year vesting period and a ten year contractual life. The fair value of the DG stock options granted was determined using the Black-Scholes option pricing model. The various inputs used to determine the fair value were specific to DG, and were not necessarily representative of the inputs we may have used.

  DG RSUs

        In 2013 and 2012, certain of our employees were awarded DG RSUs. The RSUs were granted to our employees at no cost and restrictions on transfer lapsed over a three year period. The fair value of each award was equal to the fair value of DG's common stock on the date of grant. For 2013 and 2012, the fair value of the DG RSUs granted to our employees was $1.0 million and $1.2 million, respectively, and the weighted-average fair value per share was $6.20 and $10.04, respectively.

  Allocating Share-based Compensation of DG's Corporate Services Personnel

        A portion of the cost of DG's corporate-related services, which includes executive management and administrative personnel, has been allocated to us in these financial statements. In addition, DG has allocated to us a portion of the cost of its share-based compensation programs for these

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

10. Stock Plan and Stock Repurchase Program (Continued)

corporate-related services personnel. For 2014, 2013 and 2012, DG allocated $3.8 million, $3.0 million and $1.8 million, respectively, to us for share-based compensation of its corporate services personnel.

  Stock Repurchase Program

        In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Through December 31, 2014, we made share repurchases totaling $2.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

11. Related Party Transactions

        Prior to the Spin-Off, DG provided certain management and administrative services to us. These services included, among others, accounting, treasury, audit, tax, legal, executive oversight, human resources, real estate, information technology and risk management. These expenses have been allocated to us on a basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. Further, DG also allocated to us (i) merger, integration and other expenses and (ii) share-based compensation, largely based on revenues. DG's allocation of these expenses to us was as follows (in thousands):

DG's Expense Allocation to Sizmek	2014	2013	2012
Management and administrative services	$637	$9,056	$8,837
Merger, integration and other	4,038	4,297	1,127
Share-based compensation	3,817	3,012	1,778

Total	$8,492	$16,365	$11,742

        Included in the above allocations are costs of DG's employee benefit plans and other employee incentives. Employee benefits and incentives include 401(k) matching contributions, participation in DG's long-term incentive compensation award plans and healthcare plans. The employee benefit and incentive costs are reflected in the statements of operations and are classified consistently with how the underlying employee's salary and other compensation costs have been recorded.

        We consider the allocated cost for corporate services, employee benefits and incentives to be reasonable based on our utilization of such services. However, we believe the allocated cost for the services are different from the cost we would have incurred if we had been an independent publicly-traded company during those periods.

        In addition, DG primarily used a centralized approach to cash management and the financing of its operations with all related activity between DG and us reflected in stockholders' equity or business capital in the accompanying balance sheets. The transactions included:

  •
  our cash deposits that were transferred to DG's bank accounts on a regular basis;

  •
  cash infusions from DG to fund our operations, capital expenditures and acquisitions;

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions (Continued)

  •
  allocations of DG's corporate services, employee benefits and other incentives; and

  •
  intercompany charges for expenses related to facilities we shared with DG's other business segment.

        The following is a reconciliation of the amounts presented as "Net contributions from Parent" on the statement of stockholders' equity or business capital and the amounts presented as "Net contributions from Parent" and monetization of other Parent contributions on the statements of cash flows (in thousands):

	2014	2013	2012
Net contributions from Parent per the statement of stockholders' equity / business capital	$88,902	$13,262	$10,270
Non-cash changes to stockholders' equity / business capital:
Share-based compensation prior to Spin-Off	(6,467)	(6,401)	(8,886)
Net operating loss carryforwards used by Parent	—	2,076	11,652
TV business assets remaining on the balance sheet	(1,815)	—	—
Amortization of TV business assets	(751)	—	—
Recovery of TV business assets	3,078	—	—
Non cash component of Peer39 purchase price	—	—	(3,314)
Other	184	—	20

Net contributions from Parent and monetization of other Parent contributions per the statements of cash flows	$83,131	$8,937	$9,742

        Pursuant to the Merger Agreement, shortly prior to the Spin-Off, DG contributed to us all of its cash, and most of its other current assets and liabilities relating to its TV business. The vast majority of the assets have since been monetized and the liabilities have been paid. The remaining identifiable TV assets and liabilities are summarized in Note 2.

12. Litigation and Commitments

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

        On January 14, 2014, a purported holder of common stock of Digital Generation, Inc. ("DG"), Equity Trading ("Plaintiff"), filed a complaint in the Supreme Court of the State of New York, County of New York, Equity Trading v. Scott K. Ginsburg, et al., No. 050112/2014, on behalf of itself and all others similarly situated, against DG, all directors of DG, Extreme Reach, Inc. ("Extreme Reach") and Dawn Blackhawk Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), alleging breaches of fiduciary duty in connection with the then pending Agreement and Plan of Merger, dated as of August 12, 2013, by and among Extreme Reach,

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12. Litigation and Commitments (Continued)

Acquisition Sub and DG. The complaint sought an injunction barring the consummation of the transaction and unspecified monetary damages.

        On January 16, 2014, Plaintiff filed with the New York state court a request seeking an order (i) preliminarily enjoining the Merger, (ii) requiring expedited discovery and (iii) scheduling a post-discovery hearing to continue the injunction (Plaintiff's "Request"), and on January 17, 2014, the New York state court issued an order setting a briefing schedule and a hearing for January 30, 2014, on Plaintiff's Request. On January 27, 2014, the defendants removed this action from the New York state court to the United States District Court for the Southern District of New York, causing the matter to now be captioned Equity Trading v. Scott K. Ginsburg, et al., 14 Civ. 499 (RWS) (RLE). The defendants also submitted briefing in opposition to the Request. At a hearing held on January 30, 2014, the Court denied Plaintiff's Request. On February 4, 2014, the Court agreed to a Stipulation for Extension of Time and Order (the "Scheduling Order"), providing a proposed briefing schedule. On February 26, 2014, Plaintiff filed a Motion to Remand the action to the Supreme Court of the State of New York, County of New York. On March 12, 2014, the defendants stipulated to remand. On April 11, 2014, Plaintiff filed an amended complaint, asserting the same causes of action as the initial complaint and adding certain additional factual allegations. On July 18, 2014, the defendants filed motions to dismiss the amended complaint. On September 16, 2014, Plaintiff filed oppositions to the motions to dismiss and a cross-motion to strike exhibits to the motions to dismiss. On October 24, 2014, the defendants filed replies in support of the motions to dismiss and an opposition to the cross-motion to strike. On November 14, 2014, Plaintiff filed a reply in support of the cross-motion to strike. Oral argument on the motions to dismiss and cross-motion to strike took place on February 5, 2015.

        On March 13, 2015, Plaintiff and the defendants entered into a stipulation providing for the above-described action to be discontinued in its entirety without prejudice, with all of the parties bearing their own costs. The stipulation was filed with the Supreme Court of the State of New York, County of New York on March 15, 2015, and the court thereafter dismissed the action.

  Leases

        We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to ten years and usually contain one or more renewal options. Our two most significant leases are in New York City, NY and Herzliya, Israel. The New York lease is for ten years and expires in 2024. The Herzliya lease is for ten years and expires in 2021. The table below summarizes our lease obligations for office and storage facilities, including amounts for escalating operating lease rental payments, at December 31, 2014 (in thousands):

Period	Lease Obligations
2015	$6,980
2016	6,235
2017	5,136
2018	4,678
2019	4,175
Thereafter	11,052

Total	$38,256

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

12. Litigation and Commitments (Continued)

        Rent expense totaled $6.0 million, $5.3 million and $6.8 million in 2014, 2013 and 2012, respectively. Certain of our leases have been subleased to others. At December 31, 2014, sublease rentals to be received in the future (2015 to 2017) totaled $1.3 million.

13. Earnings (Loss) per Share

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

        On February 7, 2014, 30.4 million shares of our common stock were distributed to DG stockholders in conjunction with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of the weighted-average shares outstanding, we have assumed this amount to be outstanding throughout each period presented prior to the Spin-Off in the calculation of weighted-average shares outstanding. The following table presents earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(114,334)	$(4,711)	$(238,206)

Weighted average common shares outstanding—basic	30,368	30,399	30,399
Dilutive securities	—	—	—

Weighted average common shares outstanding—diluted	30,368	30,399	30,399

Basic and diluted loss per common share	$(3.76)	$(0.15)	$(7.84)

Anti-dilutive securities not included:
Stock options and RSUs	649	—	—

14. Geographical Information

        We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

14. Geographical Information (Continued)

        The following summarizes our revenue by geographic area (in thousands):

Revenues	2014	2013	2012
United States	$83,138	$75,881	$60,883
Europe, Middle East and Africa	49,311	50,269	50,702
Asia Pacific	26,822	26,404	20,943
Latin America	7,902	6,202	6,446
North America (excluding U.S.)	3,654	2,376	1,678

Total	$170,827	$161,132	$140,652

        In 2014, about 51% of our revenue was attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues.

        The following summarizes our revenues by product category (in thousands):

Revenues	2014	2013	2012
Basic services	$99,818	$107,980	$109,128
Premium and other services	54,272	42,622	26,829
Programmatic managed services	16,737	10,530	4,695

Total	$170,827	$161,132	$140,652

        The following summarizes our long-lived assets by country at December 31, 2014 and 2013 (in thousands):

	December 31,
Long-Lived Assets	2014	2013
Israel	$24,818	$17,170
United States	7,181	4,683
Other countries	2,037	4,149

Total	$34,036	$26,002

SIZMEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

15. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

        The comparability of the below quarterly results is impacted by acquisitions. In August and September 2014 we acquired Aerify Media and Pixel, respectively. In October 2013, we acquired Republic Project. See Note 3.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014(a)	December 31, 2014
Revenues	$38,379	$44,001	$39,513	$48,934
Gross profit	23,893	28,733	25,239	32,799
Merger, integration and other	4,945	1,344	221	(206)
Goodwill impairment	—	—	98,196	—
Net income (loss)	$(14,418)	$(1,642)	$(101,382)	$3,108
Basic earnings (loss) per share	$(0.47)	$(0.05)	$(3.34)	$0.10

Diluted earnings (loss) per share	$(0.47)	$(0.05)	$(3.34)	$0.10

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$34,069	$41,267	$38,228	$47,568
Gross profit	21,800	27,428	24,966	32,968
Merger, integration and other	1,477	631	1,286	2,483
Net income (loss)	$(7,959)	$(1,232)	$(1,788)	$6,268
Basic earnings (loss) per share	$(0.26)	$(0.04)	$(0.06)	$0.21

Diluted earnings (loss) per share	$(0.26)	$(0.04)	$(0.06)	$0.21

(a)
In the third quarter of 2014, we recorded a goodwill impairment charge. See Note 5.

16. Trade Receivables—Allowances for Uncollectible Accounts and Credits (in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Recorded in Purchase Accounting	Write-offs (net)	Balance at End of Year
Year Ended:
December 31, 2014	$1,047	$143	$—	$(377)	$813
December 31, 2013	$1,303	$139	$—	$(395)	$1,047
December 31, 2012	$1,162	$327	$—	$(186)	$1,303

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1	(c)	Separation and Redemption Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

3.1	(b)	Amended and Restated Certificate of Incorporation of Registrant.

3.2	(g)	Second Amended and Restated Bylaws of Registrant.

4.1	(e)	Form of Common Stock Certificate.

10.1	(d)	The Sizmek Inc. 2014 Incentive Award Plan.*

10.2	(a)	Form of Indemnity Agreement.

10.3	(a)	Agreement, dated as of October 7, 2013, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Digital Generation, Inc.

10.4	(c)	Transition Services Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.5	(c)	Tax Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.6	(c)	Employee Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.7	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Neil Nguyen.*

10.8	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Andy Ellenthal.*

10.9	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Sean Markowitz.*

10.10	(f)	Employment Transition Agreement dated April 14, 2014 between Sizmek Inc. and Craig Holmes.*

10.11	(f)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.*

10.12	(f)	Form of Performance based Restricted Stock Unit Grant Notice and Performance based Restricted Stock Unit Award Agreement.*

10.13	(f)	Form of Stock Option Grant Notice and Stock Option Agreement.*

10.14	(f)	Form of Long-Term Overachievement Performance Award Grant Notice and Long-Term Overachievement Performance Award Agreement.*

10.15	(h)	Employment Agreement dated October 7, 2014 between Sizmek Inc. and Kenneth Saunders.*

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm.

23.2	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	**	Section 1350 Certifications.

Exhibit Number		Exhibit Title
101	**	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets, (ii) Consolidated and Combined Statements of Operations, (iii) Consolidated and Combined Statements of Comprehensive Loss (iv) Consolidated and Combined Statement of Stockholders' Equity or Changes in Business Capital, (v) Consolidated and Combined Statements of Cash Flow, and (vi) Notes to Consolidated and Combined Financial Statements.

(a)
Incorporated by reference to exhibit bearing the same or similar title filed with Amendment No. 1 to the Registrant's Registration Statement on Form 10, filed December 23, 2013.

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

(d)
Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 filed February 14, 2014.

(e)
Incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K filed March 14, 2014.

(f)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed May 9, 2014.

(g)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed November 3, 2014.

(h)
Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 13, 2014.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.