Form 10-K/A
period 2014-12-31
Sizmek Inc.
filed 2015-04-30
CIK 1591877

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") on Form 10-K/A amends the Annual Report on Form 10-K of Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our") for the year ended December 31, 2014, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2015 (the "Form 10-K"). The purpose of the Amendment is to amend and restate Part III, Items 10 through 14 of the Form 10-K to include information previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, because the Company will not be filing a definitive proxy statement within 120 days of the end of our 2014 fiscal year. Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth below. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the definitive proxy statement or information statement into Part III of the Form 10-K is hereby deleted.

        As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), in connection with this Form 10-K/A, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith. This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment.

        With the exception of the foregoing, no other information in the Form 10-K has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings made with the SEC subsequent to the filing of the Form 10-K, including amendments, if any.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        The following table sets forth information regarding the individuals who serve as Sizmek's executive officers followed by biographies of each such executive officer.

Name	Age	Title(s)
Neil H. Nguyen	41	President and Chief Executive Officer and Director
Kenneth J. Saunders	53	Executive Vice President and Chief Financial Officer
Elizabeth Ritzcovan	39	Global Chief Revenue Officer
Sean N. Markowitz	41	General Counsel and Corporate Secretary

        Neil H. Nguyen serves as Sizmek's President and Chief Executive Officer and director and has served as President and Chief Executive Officer since February 2014 and as a director of the Company since November 2013. Mr. Nguyen joined Sizmek's predecessor company, Digital Generation, Inc. ("DG") as Executive Vice President of Sales and Operations in March 2005. In 2009 he was promoted to President and Chief Operating Officer and in December 2009 he was appointed as a member of the Board of Directors of DG. In January 2012, Mr. Nguyen was promoted to President and Chief Executive Officer. Prior to joining DG, from 1998 to 2002, Mr. Nguyen served as President of Point 360's MultiMedia Group and also from 2003-2005, served in various senior management roles at FastChannel Network including Executive Vice President, Strategic Planning and Vice President Global Sales and Business Development. Mr. Nguyen received a B.S. from California State University, Northridge.

        Mr. Nguyen's qualifications to serve on our Board of Directors include:

  •
  broad sales and marketing experience with various media companies, as well as executive leadership and management experience;

  •
  extensive knowledge of and experience in the advertising and media industry and its participants, as well as a deep understanding of operations in the advertising industry; and

  •
  day to day leadership as President and Chief Executive Officer of both DG and Sizmek, providing him with intimate knowledge of Sizmek's operations.

        Kenneth J. Saunders serves as Sizmek's Chief Financial Officer. Mr. Saunders joined Sizmek in October 2014. Prior to joining Sizmek, Mr. Saunders served as a partner of Black Dragon Capital since March 2013, and previously served as Chief Financial Officer of two of Black Dragon Capital's portfolio companies. Prior to joining Black Dragon Capital, Mr. Saunders served as Chief Financial Officer of BeyondTrust Software, an IT security solutions company, from September 2010 to March 2013. Before that, he served as Chief Financial Officer of three NASDAQ-listed companies, Bazaarvoice, Inc., Open Solutions, Inc. and Peregrine Systems, Inc. and one NYSE-listed company, Fair Isaac Corporation. Mr. Saunders also currently serves on the board of directors of Fortress Risk Management and the board of managers of Payveris LLC. He began his career at Arthur Andersen & Co. Mr. Saunders is a Certified Public Accountant and holds a B.S. in Accounting and Finance from Widener University.

        Elizabeth Ritzcovan serves as Sizmek's Global Chief Revenue Officer. She joined Sizmek in December 2014 from multi-brand media company Parade Media Group, where she served from February of 2013 through December, 2014 as Chief Revenue Officer. From March 2011 to February 2013, she served as Vice President of Marketing Solutions at Yahoo!, leading the company's sales, marketing and creative teams. Prior to that, she served at Time Inc. from January 2010 to March 2011 as Vice President of Corporate Sales and Client Services, Digital, and from September 2008 to January 2010 as a member of the Corporate Sales & Marketing team.

        From August 2006 to September 2008, Ms. Ritzcovan was a Global Group Director at brand consultancy Interbrand. She earned her B.A. from University of New York at Potsdam and is currently based in Sizmek's New York office.

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

Board of Directors

        The following table sets forth information with respect to those persons who serve on Sizmek's Board of Directors, and is followed by biographies of each such director (except as set forth above under "—Executive Officers"). Messrs. Ginsburg, Harris, Moore, Nguyen, Gutierrez, Klein and Recht serve on Sizmek's Board of Directors. Pursuant to the agreement with the Meruelo Stockholders, who beneficially own approximately 13.6% of our common stock, we agreed to appoint Mr. Gutierrez to our Board of Directors. In addition, we agreed to appoint a director from a slate of three candidates proposed by them and two proposed by us. Mr. Nguyen and the DG Board of Directors ultimately determined to approve Mr. Recht as the seventh director from this slate after conferring with the Meruelo Stockholders.

        The Meruelo Stockholders also agreed to support candidates nominated to Sizmek's Board of Directors by management at the first annual meeting in 2014, and agreed not to initiate a proxy contest or participate in any attempt to take control of Sizmek until at least the first quarter of 2015, if ever. Should the Meruelo Stockholders reduce their beneficial ownership of our common stock to less than 8.5% of our outstanding shares, Mr. Gutierrez has agreed to resign from the Board of Directors of Sizmek.

Name	Age	Title(s)
Scott K. Ginsburg	62	Director
Xavier A. Gutierrez(2)	41	Director
John R. Harris(3)	66	Director
Adam Klein(1)(3)	63	Director
Cecil H. Moore Jr.(1)	75	Director
Neil H. Nguyen	41	President and Chief Executive Officer and Director
Stephen E. Recht(1)(2)	64	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee

(3)
Member of the Nominating & Corporate Governance Committee

        Scott K. Ginsburg has served as a Director of the Company since November 2013. Mr. Ginsburg joined DG in December 1998 as Chairman of the Board and assumed the additional role of Chief Executive Officer in November 2003. In 2012, Mr. Ginsburg assumed the new role of Executive Chairman. From 1971 until 1975, Mr. Ginsburg worked in the U.S. Congress for two Iowa Congressmen. From 1975 until 1981, Mr. Ginsburg worked as Staff Director and later as Staff Director and General Counsel of the U.S. Senate Labor's Subcommittee on Employment, Poverty and Migratory Labor. He also worked for the U.S. Senate Subcommittee on Social Security and Medicare. In the early 1980s, Mr. Ginsburg turned to private industry and, in 1983, founded radio broadcasting concern Statewide Broadcasting. In 1987, Mr. Ginsburg co-founded H & G Communications. In 1988, Mr. Ginsburg established Evergreen Media Corporation, and took the company public in 1993. He served as Chairman of the Board and Chief Executive Officer at Evergreen. In 1997, Evergreen Media Corporation merged with Chancellor Broadcasting to form Chancellor Media Corporation, which became AMFM, Inc. Mr. Ginsburg served as Chancellor's Chief Executive Officer and was also a director. From 1987 until 1998, the radio group headed by Mr. Ginsburg moved from the 25th ranked radio group to the top billing radio group in the United States. Separately, Mr. Ginsburg founded the Boardwalk Auto Group ("Boardwalk") in Dallas in 1998. Between 1998 and 2005, Porsche, Audi, Volkswagen, Ferrari, Maserati and Lamborghini were put into the dealership group. In 2009, Boardwalk acquired the Ferrari and Maserati dealership in San Francisco. In 2012, Boardwalk sold its Audi, Porsche, and three Volkswagen stores in the Dallas area. Mr. Ginsburg earned a B.A. from George Washington University in 1974 and a J.D. from Georgetown University Law Center in 1978.

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

        Xavier A. Gutierrez has served as a Director of the Company since February 2014. Mr. Gutierrez currently serves as the Chair of our Compensation Committee. Mr. Gutierrez has served as President and Chief Investment Officer of Meruelo Group, a privately held, diversified holding and investment company, since December 2010. Mr. Gutierrez serves as the President and Chief Investment Officer of both Meruelo Capital Partners and Meruelo Investment Partners, the private equity and public equities investment affiliates, respectively, of Meruelo Group. Mr. Gutierrez oversees both public and private equity investment and acquisitions for Meruelo Group, and is responsible for deal origination, underwriting, execution, and capital sourcing. He also leads the strategic management of Meruelo Group's twenty-five companies across ten different industries. From August 2003 until November 2010, Mr. Gutierrez served as Principal and Managing Director with Phoenix Realty Group, a real estate private equity firm managing approximately $1 billion in institutional capital. In addition, he has held positions with Latham & Watkins, Lehman Brothers and the National Football League in a 15+ year career focused on investment management, finance, business development, law, and the institutional capital markets. Mr. Gutierrez received his AB cum laude from Harvard College, and his J.D. from Stanford Law School.

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

        John R. Harris has served as a Director of the Company since November 2013. Mr. Harris currently serves as the Chairman of the Board of Directors for Sizmek and as a member of our Nominating & Corporate Governance Committee. Mr. Harris has been a member of the Board of Directors of DG since November 2010 and previously served as the Chair of the Compensation Committee for DG. Since January 2013, Mr. Harris has been an operating partner with Glendon Todd Capital. From January 2011 through December 2012, Mr. Harris was CEO of the Glendon Todd Portfolio Company, Chemical Information Services, an information service company serving the chemical and pharmaceutical industry. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a technology based services company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a technology based services company, from 2003 until its acquisition in 2005, as President and Chief Executive Officer of Delinea Corporation, a technology based services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT services (now a part of Hewlett-Packard, a New York Stock Exchange ("NYSE") listed company). Mr. Harris holds a B.B.A. and a M.B.A. from the University of West Georgia. Mr. Harris is currently a director of Premier Global Services, a NYSE listed company, and The Hackett Group, a NYSE listed company. Mr. Harris also previously served as a director of StarTek, a NYSE listed company, inVentiv Health, a NASDAQ listed company and Banctec (privately held).

        Mr. Harris's qualifications to serve on our Board of Directors include:

  •
  extensive experience having served on public company boards as chairman and member of audit, compensation and governance board committees, resulting in familiarity with corporate governance and board functions;

  •
  extensive experience as a Chief Executive Officer of several rapidly growing technology companies, including leading a billion dollar business unit focused on the communications, media and entertainment industries, and in-depth management experience that will help the Board of Directors address the challenges the Company faces due to constant changes in IT capabilities and communications;

  •
  extensive experience with companies operating internationally; and

  •
  even temperament and ability to communicate and encourage discussion, together with his experience as an independent director of other publicly-traded company boards on which he serves.

        Adam Klein has served as a Director of the Company since February 2014. Dr. Klein currently serves as a member of our Audit Committee and the Chair of our Nominating & Corporate Governance Committee. Dr. Klein was a consultant on strategic planning for the CEO of DG and members of its executive team in 2013. Dr. Klein has been the CEO of Media Leader LLC, a leadership and innovation consulting company based in New York, since he founded the company in January 2007. From August 2009 until March 2013, Dr. Klein served as President and CEO of eMusic Inc., a leading online music provider. Since 2009, Dr. Klein has served as an Adjunct Professor at the Graduate School of Journalism at Columbia University. From 2003 until 2008, Dr. Klein served in both management and consulting roles at several technology companies. From 2001 to 2003, he served as lead partner in the Media Practice of Booz Allen Hamilton, a leading management and technology consulting firm, and from 1996 to 2000 he served as an Executive Vice President of the Hasbro Corporation, an international toy and board game company. Dr. Klein attended University of Witwatersrand as an undergraduate in South Africa and holds an MBA and DBA from Harvard Business School.

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

        Cecil H. Moore Jr. has served as a Director of the Company since February 2014. Mr. Moore currently serves as the Chair of our Audit Committee. Mr. Moore also served as a member of the Board of Directors of DG from June 2011 until the spin-off of Sizmek from DG in February 2014 and served as the Chair of the Audit Committee for DG. Mr. Moore has served as a director, since 2003, of each of Kronos Worldwide, Inc. and NL Industries, Inc., both of which are listed on the NYSE. Mr. Moore is a member of the Audit Committee for each of those two companies, serving as Chairman of the Audit Committee of Kronos Worldwide, Inc. In addition, Mr. Moore is an "audit committee financial expert" for all of these boards. From 2003 to 2009, Mr. Moore served as a director and Chairman of the Audit Committee of Perot Systems, Inc. until it was acquired by Dell, Inc. in late 2009. In 2000, Mr. Moore retired from KPMG LLP after a 37-year career where he served in various capacities with the public accounting firm. During the last 10 years of his career, Mr. Moore was the Managing Partner of the Dallas/Fort Worth business unit, served as Southwest/Dallas Area Managing Partner, was elected to KPMG's U. S. Board of Directors and served on the firm's Management Committee. Prior to that time, Mr. Moore was partner-in-charge of the Dallas office audit practice for 12 years. During his career at KPMG, Mr. Moore worked with some of the largest public and private companies in Dallas, as an international liaison partner for numerous countries in the Middle East and India, and traveled extensively to those and other countries on client and KPMG business. Mr. Moore also served on numerous not-for-profit boards, including North Texas Commission, Circle Ten Boy Scouts of America, Dallas Opera, Dallas Citizens Council, United Way, and Dallas Chapter of Texas Society of CPAs. Mr. Moore has received numerous awards, including the Henry Cohen Humanitarian award and the Boy Scouts' Silver Beaver award. Earlier in his career, Mr. Moore co-authored a major oil and gas accounting book, and served on SEC and FASB Task Forces for oil and gas accounting. Currently, Mr. Moore is a frequent speaker and panel participant on board and audit committee matters for the "Big 4" accounting firms and various law firms. Mr. Moore holds a B.B.A. and a Bachelor of Accountancy from Baylor University.

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

        Stephen E. Recht has served as a Director of the Company since February 2014. Mr. Recht currently serves as a member of our Audit and Compensation Committees. He is also Chief Financial Officer at Aconex, Ltd. Mr. Recht has 30 years of diverse operating and finance experience as a Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for venture-backed private and public companies. He has held senior financial and operations roles at noteworthy private and public companies, including Shutterfly and NetGravity Corporation. Previously, Mr. Recht was CFO at Shutterfly, where he guided that company's initial public offering in 2006. At NetGravity, Mr. Recht held a range of financial responsibilities, including two successful capital raisings. He was also closely involved in the $525 million merger with DoubleClick in 1999.

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

        The Audit Committee is composed solely of directors who are not officers or employees of the Company and who the Company believes have the requisite financial literacy to serve on the Audit Committee, have no relationship with the Company that might interfere with the exercise of their independent judgment, and meet the standards of independence for members of an audit committee under the rules of the SEC and under the rules of NASDAQ.

        Messrs. Moore (Chair), Klein and Recht are the current members of the Audit Committee. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that Mr. Moore, the Chair of the Audit Committee, is an "audit committee financial expert" as that term is defined by the SEC on the Audit Committee.

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

  Corporate Governance Guidelines and Code of Business Conduct and Ethics

        Sizmek's Corporate Governance Guidelines, along with its Code of Business Conduct and Ethics, applies to its directors, officers and employees. Copies of Sizmek's Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on its website at www.sizmek.com by clicking first on "About Us," then on "Investor Relations," then on "Corporate Governance." Sizmek will also provide a copy of its Corporate Governance Guidelines or its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing to Sizmek's Corporate Secretary, Sizmek Inc., 500 West 5th Street, Suite 900, Austin, Texas 78701.

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

  Procedures for Approval of Related Person Transactions

        While Sizmek generally does not expect to engage in transactions with related persons, including its executive officers or directors, Sizmek's Board of Directors has adopted policies and procedures regarding transactions with related persons. Such transactions are subject to review and approval by the Audit Committee in accordance with Sizmek's policies and procedures. See "Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions" below.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of Sizmek and persons who hold more than 10% of Sizmek's outstanding common stock have been subject to the reporting requirements of Section 16(a) of the Exchange Act since Sizmek became a publicly traded company on February 7, 2014, which require them to file reports with respect to their ownership of Sizmek's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that Sizmek received from such persons for transactions in Sizmek's common stock since February 7, 2014 and their common stock holdings and (ii) the written representations received from one or more of such persons that no other reports were required to be filed by them since February 7, 2014, Sizmek believes that, for the year ended December 31, 2014, all reporting requirements under Section 16(a) were met in a timely manner by its officers, Board members and greater than 10% shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        Effective February 7, 2014, the business conducted by Sizmek was separated from Sizmek's predecessor company, Digital Generation, Inc., DG or our Former Parent. Throughout this Compensation Discussion and Analysis ("CD&A"), we refer to this separation as the spin-off, the period before the spin-off as pre-spin-off and the period after the spin-off as post-spin-off. Pre-spin-off, Sizmek was not an independent company and each of the NEOs (as defined below) was employed by our Former Parent or its subsidiaries. Decisions as to the compensation of the NEOs prior to the spin-off were made by our Former Parent. Following the spin-off, our Compensation Committee has determined the Company's executive compensation for the NEOs. In this CD&A, we refer to the Compensation Committee of our Former Parent as the "Former Parent Compensation Committee" and the Compensation Committee of Sizmek as "our Compensation Committee." This CD&A describes the compensation programs established by our Former Parent pre-spin-off to the extent they are relevant to an understanding of the compensation paid to the NEOs by our Former Parent during 2014 pre-spin-off, but will focus on the compensation programs approved by our Compensation Committee for the post-spin-off portion of 2014 and beyond.

        The information contained in this CD&A and the executive compensation disclosures below is provided for the individuals who were our named executive officers for 2014, who we refer to collectively as the "NEOs":

  •
  Neil H. Nguyen, President and Chief Executive Officer,

  •
  Kenneth J. Saunders, Chief Financial Officer,

  •
  Elizabeth Ritzcovan, Global Chief Revenue Officer,

  •
  Sean Markowitz, General Counsel and Corporate Secretary,

  •
  Craig Holmes, Former Executive Vice President and Chief Financial Officer, and

  •
  Andy Ellenthal, Former Executive Vice President—Global Sales.

Executive Summary—Sizmek Executive Compensation Following the Spin-Off

        As a newly independent public company since the spin-off on February 7, 2014, we have had the opportunity to redesign our executive compensation objectives, policies, practices and programs for the businesses we are in and to align with the strategic mission of our Company. We designed our compensation programs and practices to drive financial performance and senior management focus on our business strategy. Our new programs and practices are intended to reward superior corporate performance and provide long-term incentives to employees in roles critical to our future.

  Guiding Principles

        Our objective is to provide a total compensation package that is competitive and that allows for significant upside when superior performance is achieved and less than target when performance is below expectations. Our Compensation Committee has set the following guiding principles for the development and implementation of our new rewards programs and took specific actions in 2014 to align to these principles:

  •
  Compensation Should be Market Competitive

  •
  Compensation Should Support Our Business Strategy

  •
  Compensation Should Reward Relative to Performance

  •
  Compensation Should be Aligned with Stockholder Interests

  Executive Compensation Practices at a Glance

        Our Compensation Committee has adopted a number of practices and policies since the spin-off designed for a company our size and the marketplace in which we compete, all to create an executive compensation program that furthers these objectives and continues to place a significant emphasis on "at risk" compensation.

WHAT WE DO		WHAT WE DO NOT DO
✓	Pay for Performance: We link pay to performance and stockholder interests by heavily weighting total target direct compensation to the achievement of strong stock price performance and a balanced mix of performance metrics established in advance by our Compensation Committee. We believe this is essential to creating a culture of pay-for-performance.	×	No "Single Trigger" Severance Payments: We do not have "single trigger" severance payments owing solely on account of the occurrence of a change of control event.
✓
	Approximately 70% of Equity Awards in the Form of Performance Awards: Approximately 70% of long-term incentive awards granted to our full-time senior executives during 2014 were in the form of performance awards, consisting of stock options, which vest on the basis of time but by their very nature are performance-based, and performance-based RSUs, which vest based solely on the company's performance over various performance periods.	×	No Tax Gross-Ups: We do not provide tax gross-ups for "excess parachute payments."
✓
	Target Pay at the Median Level: We generally target all components of pay to be at or near the median level of our peer group and allow performance to determine actual or realized pay. Actual pay may be above or below the target median based on performance.	×	No Guaranteed Base Salary Increases: We do not provide guaranteed base salary increases.
✓
	Independent Compensation Advisors: The Compensation Committee selects and engages its own independent advisors. Our Compensation Committee engaged a new independent compensation consultant following the spin-off.	×	No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses or uncapped incentives under our annual bonus plan.
✓	Thoughtful Peer Group Analysis: The Compensation Committee reviews external market data when making compensation decisions and reviews our peer group with its independent compensation consultant.	×	No Re-Pricing or Discounted Options / SARs: We do not re-price underwater awards and do not provide discount stock options or stock appreciation rights

WHAT WE DO		WHAT WE DO NOT DO
✓	Thorough Compensation Risk Assessment: The Compensation Committee conducts an annual assessment of the company's executive and broad-based compensation programs to ensure prudent risk management.	×	No Dividends Paid or Accrued on Performance Units Prior to Vesting or Upon Settlement
✓
	Post-Vesting Stock Ownership Guidelines: Executives may not sell shares of our common stock in any calendar year in excess of 20% of the total value of their individual holdings (other than sales for the purpose of satisfying tax obligations).	×	Limited Perquisites: We provide limited perquisites to the NEOs.
✓
Stock Ownership Guidelines: Executives are subject to stock ownership guidelines equal to a multiple of their respective annual base salaries (5x for the CEO, 4x for the CFO and 3x for other named executive officers).
✓
Independent Compensation Committee: Compensation Committee members satisfy the Nasdaq independence standards, are "non-employee directors" under SEC rules and satisfy the requirements of an "outside director" for purposes of the Internal Revenue Code.

  2014 Post-Spin-Off Pay Decisions at a Glance

        Our executive compensation program generally targets total target direct compensation at the median market practices of our post-spin-off peer group (as described below) through designs that reward Company and individual performance. Our Compensation Committee has discretion to set individuals' total compensation above or below the median market levels for strategic positions when the value of the role and the individual's experience, performance and specific skill set justifies variation.

  •
  Emphasis on Performance-Based Compensation.  The majority of our target total compensation will be in the form of variable or incentive compensation, comprised of annual incentive bonuses and long-term incentive awards, which aligns executive compensation with stockholder interests by tying a significant majority of total direct compensation to the achievement of performance goals or stockholder returns. For 2014, variable or incentive compensation made up at least 50% or more of each of the NEOs' total target compensation.

  •
  Use of Appropriate Comparable Company Information to Set Target Compensation Levels:  Following the spin-off, significant attention was given by our Compensation Committee, with the assistance of its new independent compensation consultant, to the selection of our post-spin-off peer group for executive compensation purposes that is better focused on our Company's relative size and business than that of our Former Parent's peer group. The Compensation Committee accepts that there are multiple ways to determine appropriate comparator companies as well as analyze pay decisions versus performance and believes the peer group used by the Compensation Committee during 2014 was appropriate. The Compensation Committee will continue to review the peer group annually. The 2014 peer group mainly consists of companies in the media services, telecommunications, and internet services industries whose median size is comparable to Sizmek. We conducted extensive analysis and evaluation of each company selected to ensure the strongest matches relative to our business. We feel this further strengthens the validity of the selected peer group companies to protect stockholders' interests. Please see page 19 for further details on the 2014 post-spin-off peer group used by our Compensation Committee.

  •
  Base Salaries:  The market medians relative to our post-spin-off peer group were used by our Compensation Committee to determine the initial base salaries for the NEOs post-spin-off and the initial base salaries of those NEOs hired during 2014.

  •
  Annual Incentive Plan:  Our Compensation Committee adopted a performance-based annual incentive plan for 2014 and established performance goals and target incentive opportunities for the NEOs that are consistent with competitive market levels. Eighty percent of an executive's annual incentive for 2014 was tied to revenue and adjusted EBITDA performance, with "threshold," "target" and "maximum" performance levels corresponding to the executive's incentive payout levels, and 20% of an executive's annual incentive will be tied to individual management objectives. Our CEO was eligible to earn a maximum annual incentive of 200% of the target incentive. Each other executive was eligible to earn a maximum annual incentive of 150% of the target incentive. In determining the incentive earned, each of the two financial measures was determined on an objective and formulaic basis. The third measure—individual performance—was evaluated by our Compensation Committee (in consultation with the CEO for executives other than himself). For 2014, based on our performance relative to the revenue and adjusted EBITDA measures, our NEOs who were bonus eligible received annual incentive awards of approximately 73% of target.

  •
  Long-Term Incentives:  Our Compensation Committee made the first annual long-term incentive awards in March 2014 to coincide with the formation of a new, independent company and to align executives' interests with stockholders at the earliest practicable date, with approximately 70% of the grant value awarded to each NEO being performance-based. For 2014, the long-term incentive awards granted to the NEOs included:

  •
  Time-Based Stock Options and Restricted Stock Units ("RSUs"):  The time-based stock options and RSUs will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive's continued service with the Company through the applicable vesting date. In connection with his commencement of employment in September 2014, Mr. Saunders was granted time-based stock options and RSUs that will vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. In connection with her commencement of employment in December 2014, Ms. Ritzcovan was granted time-based stock options and RSUs that will vest in three equal installments on each of March 31, 2016, 2017 and 2018.

  •
  Performance-Based RSUs:  The performance-based RSUs will reward the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the three-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. With respect to the initial performance-based RSU awards granted in March 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the three-year performance period ending December 31, 2016.

      In connection with his commencement of employment in September 2014, Mr. Saunders was granted performance-based RSUs that will vest on the same terms described above. With respect to the initial one-third of the performance-based RSUs that were eligible to vest based on 2014 performance, 81.3% of such RSUs were determined to have vested based on our performance.

    •
    Long-term Overachievement Performance Awards:  Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2014 based on the achievement of objectives related to revenue growth, adjusted EBITDA margin and free cash flow. Each executive was assigned a target value amount for his award. In no event will an executive receive a final award with a value exceeding his or her target value amount. Awards will be paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that will vest in two annual installments following such certification date. Based on our performance during 2014 relative to the revenue growth, EBITDA and free cash flow measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated. Mr. Saunders and Ms. Ritzcovan did not receive these awards.

  •
  New Employment Agreements:  Our Compensation Committee approved new employment agreements for the NEOs post-spin-off. We do not have "single trigger" severance payments owing solely on account of the occurrence of a change of control event.

Executive Compensation Program Objectives

        The primary objectives of our executive compensation program are:

  •
  Compensation Should Be Market Competitive:  To ensure that our executive compensation program is competitive with compensation paid by companies in the same market for executive talent while maintaining fiscal responsibility for our stockholders.

  •
  Compensation Should Support the Company's Business Strategy:  To ensure our compensation program is designed to align executive officer compensation with our corporate strategies, business objectives and the long-term interests of our stockholders by rewarding successful execution of our business plan, with performance objectives tied to our key corporate objectives.

  •
  Compensation Should Reward Relative to Performance:  While we utilize a variety of compensation elements to achieve compensation targets, our Compensation Committee intends that the majority of executives' total compensation will be in the form of variable compensation, comprised of target annual incentive awards and target long-term incentive awards. Actual compensation is dependent upon actual corporate or individual performance results or the creation of long-term stockholder value.

  •
  Compensation Should Be Aligned With Stockholder Interests:  Our executive compensation program seeks to reward executives for increasing our stock price over the long-term and maximizing stockholder value by providing a significant portion, if not a majority, of target total compensation opportunities for our executive officers in the form of long-term incentives.

        The primary objectives of our Former Parent's executive compensation program prior to the spin-off were consistent with the objectives described above.

Setting Executive Compensation

  Prior to the Spin-off

        As noted above, during the portion of 2014 prior to the spin-off, the NEOs participated in our Former Parent's executive compensation program. Our Former Parent's executive compensation program was reviewed annually by the Former Parent Compensation Committee. In the first quarter of each year, the Former Parent Compensation Committee reviewed the performance of each of its executives during the previous year. At this time the Former Parent Compensation Committee also reviewed our Former Parent's actual corporate performance for the prior year and made the final incentive payment determinations based on such performance and the Former Parent Compensation Committee's evaluation of each executive's individual performance for the prior year. In connection with this review, the Former Parent Compensation Committee also reviewed and adjusted, as appropriate, base salaries and annual target incentive levels for the NEOs and grants, as appropriate, additional target long-term incentive awards to its executives and certain other eligible employees for the coming fiscal year.

        The Former Parent Compensation Committee was authorized to retain the services of third-party compensation consultants and other outside advisors from time to time, as the Former Parent Compensation Committee saw fit, in connection with compensation matters. Compensation consultants and other advisors retained by the Former Parent Compensation Committee report directly to the Former Parent Compensation Committee, which had the authority to select, retain and terminate any such arrangements with its consultants or advisors. For 2013, the Former Parent Compensation Committee had engaged James F. Reda & Co., as its independent compensation consultant to assist us with the implementation of our Former Parent's executive compensation program. Due to the fact that the spin-off occurred in February 2014 and no significant executive compensation changes were implemented for 2014, the Former Parent Compensation Committee did not utilize Reda's services during 2014.

        The Former Parent Compensation Committee's philosophy included taking comparable company compensation into consideration in setting executive compensation for the NEOs, all of whom had target total compensation (in the aggregate for each executive officer) at or below the 50th percentile for similar positions at the comparable companies. Target performance-based incentive compensation, consisting of short-term cash incentives and long-term incentives, was equal to the difference between the targeted total compensation levels and the base salary amounts. The allocation of an executive's target incentive compensation between his annual performance-based incentive opportunity and annual long-term incentive awards varied from year to year. However, it was intended that a substantial majority of an executive's target total compensation would be in the form of performance-based variable or incentive compensation.

        Due to the fact that the spin-off occurred in February 2014, the Former Parent Compensation Committee did not undertake its normal annual compensation review during the first quarter of 2014. Instead, the base salaries for our NEOs for 2014 were left at the same levels as were in effect during 2013, no annual incentive plan was established, and no long-term incentive awards were granted by our Former Parent prior to the spin-off to the NEOs.

  Following the Spin-off

        As a newly independent public company since the spin-off on February 7, 2014, our Compensation Committee has redesigned our executive compensation objectives, policies, practices and programs for the businesses we are in and to align with the strategic mission of our Company. Specifically, in connection with the spin-off, our Compensation Committee worked with its independent compensation consultant to establish our executive compensation program, including the NEO's initial base salaries, our annual incentive program, our long-term incentive program, the new NEO employment agreements implemented following the spin-off and other employee benefits. These initial decisions were made by our Compensation Committee in early 2014 immediately following the spin-off.

        Our executive compensation program will be reviewed annually by our Compensation Committee. In the first quarter of each year, our Compensation Committee will review the performance of each of its executives during the previous year. At this time the Compensation Committee will also review our actual corporate performance for the prior year and made the final incentive payment determinations based on such performance and the Compensation Committee's evaluation of each executive's individual performance for the prior year. In connection with this review, the Compensation Committee will also review and adjust, as appropriate, base salaries and annual target incentive levels for the NEOs and grants, as appropriate, additional target long-term incentive awards to its executives and certain other eligible employees for the coming fiscal year.

  Role of Management

        During 2014, Mr. Nguyen, our President and CEO, with the assistance of our human resources department, provided input to the Compensation Committee regarding executive responsibilities and objectives, performance and compensation. Specifically, Mr. Nguyen provided insight into strategic priorities for our Company which contributed to the development of executive financial and individual objectives for the various components of our executive pay program. In addition, Mr. Nguyen provided guidance on our compensation program's ability to attract, retain and motivate executive talent. The Compensation Committee considered these recommendations and incorporated management's input, along with the input from the Compensation Committee's independent compensation consultant, institutional stockholder groups, and other sources, to approve the specific program design, compensation targets and awards for all the executive officers during 2014. We expect management's role in the executive compensation determination process will continue in the same manner in future years.

        Our Compensation Committee meets in executive session, and no executive attends Compensation Committee discussions where recommendations were made regarding his compensation. Mr. Nguyen does provide input and perspective regarding plan design and market factors related to each executive's position, but the Compensation Committee, acting under its independent authority, as established by the Board of Directors, determines executive target level of pay and actual pay relative to performance.

  Compensation Determination Process

        The Compensation Committee determines each element of an executive's initial compensation package within the framework of the objectives of its executive compensation program based on numerous factors, including:

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

  •
  Performance goals and other expectations for the position; and

  •
  Uniqueness of industry skills.

        In general, the terms of our executive employment agreements are initially negotiated by management and legal counsel for the Company. The agreements for executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the agreements for the NEOs, the Compensation Committee takes an active role in the negotiation process, as it did in connection with the employment agreements entered into with our NEOs during 2014 following the spin-off.

        During the review and approval process for the employment agreements for executives under its purview, and during its annual review of executive compensation, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. We seek to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. In determining each element of compensation for any given year, the Compensation Committee considers and determines each element individually and then reviews the resulting total compensation and determines whether it is reasonable and competitive.

        The Compensation Committee's philosophy is to take comparable company compensation into consideration in setting executive compensation for the NEOs. We generally target all components of pay to be at or near the median level of our peer group and allow performance to determine actual or realized pay. Actual pay may be above or below the target median based on performance. The allocation of an executive's target incentive compensation between his annual performance-based incentive opportunity and annual long-term incentive awards may vary from year to year. However, the Compensation Committee believes that all executive officers should have a significant amount of their total compensation package in the form of performance-based incentive compensation (annual cash incentive) and long-term incentive compensation, including a mix of equity vehicles to mitigate the risk of over-emphasis on any one element and to better incentivize employees. The amounts reflected in the Summary Compensation Table and the individual employment agreements reflect this process.

  Role of Compensation Consultant and Comparable Company Information

        Our Compensation Committee has engaged Lyons, Benenson & Company Inc., an independent compensation consultant, to assist us with the implementation of our executive compensation program, determining the terms of the employment agreements to be entered into with our executive officers and to provide annual market and other information on executive compensation. In anticipation of the spin-off, Lyons, Benenson & Company Inc. provided services to our Former Parent or our Former Parent's Compensation Committee prior to the spin-off to assist with pre-spin-off compensation planning prior to the formation of our Compensation Committee. After review and consultation with Lyons, Berenson & Company and management, the Compensation Committee has determined that Lyons, Berenson & Company is independent and there is no conflict of interest resulting from retaining Lyons, Berenson & Company currently or during the year ended December 31, 2014. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NASDAQ listing standards.

        Our Compensation Committee worked with Lyons, Berenson & Company to develop a peer group which would be used for comparative market data as well as performance based compensation program design. The peer group was constructed with input from Lyons, Berenson & Company and management, and was ultimately approved by our Compensation Committee after extensive review. The peer group for 2014 consisted of the following 20 companies in the media services, telecommunications, and internet services industries whose median size is comparable to Sizmek:

Bazaarvoice, Inc.	Millenial Media, Inc.
Brightcove Inc.	ReachLocal, Inc.
comScore, Inc.	RealNetworks, Inc.
Demand Media, Inc.	Responsys, Inc.
Digital River, Inc.	Synacor, Inc.
ExactTarget, Inc.	TechTarget, Inc.
Limelight Networks, Inc.	Tremor Video, Inc.
LivePerson, Inc.	ValueClick, Inc.
Marin Software Incorporated	Vocus, Inc.
Marketo, Inc.	YuMe, Inc.

  Key Elements of Executive Compensation Program

        The following table lists the three key elements of our executive compensation program:

Element	Purpose	Form
Base Salary	Provide a market-based level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and short-term company and individual performance.	Cash
Long-Term Incentive Compensation	Focus executives on the enhancement of stockholder value over the long-term, to encourage equity ownership in Sizmek, and to retain key executive talent.	Stock Options, Restricted Stock Units (RSUs) (Both performance-based and time-based vesting), Long-Term Overachievement and Performance Awards

        All elements of compensation are taken into account when compensation decisions are made by our Compensation Committee.

  2014 Executive Compensation Decisions

  Base Salary

        Our Compensation Committee established the initial base salary for each of our NEOs in connection with the spin-off. Effective March 1, 2014 such base salaries were: Mr. Nguyen, $500,000; Mr. Holmes, $350,000; Mr. Ellenthal, $350,000; and Mr. Markowitz, $295,000. Prior to that date, our NEOs continued to receive their base salary at the rate in effect at our Former Parent prior to the spin-off.

        In connection with their commencement of employment, our Compensation Committee established the initial base salaries for Mr. Saunders and Ms. Ritzcovan at $350,000 and $310,000, respectively.

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

        No base salary actions were taken by our Former Parent during 2014 pre-spin-off and the NEOs who were employed by our Former Parent prior to the spin-off continued to receive base salaries at the same rate as was in effect during 2013 until the spin-off.

  2014 Performance-Based Annual Incentive Awards

        Our executive compensation program for 2014 included eligibility for an annual performance-based cash incentive for all executives as set forth in their employment agreements. Bonus targets were tied to financial and individual objectives established by the our Compensation Committee.

        Annual Target Incentives.    As provided in his employment agreement, for 2014, our President and Chief Executive Officer, Neil Nguyen, was eligible for a target incentive of 100% of his annual base salary. Each of our other NEOs was eligible for a target incentive of 50% of his annual base salary. Actual earnings for our President and Chief Executive Officer could vary from 0% to 200% of target. Actual earnings for the other NEOs could vary from 0% to 150% of target.

        Annual Performance Objectives.    The 2014 annual incentive under our annual incentive program for each of the NEOs was tied 80% to corporate performance and 20% to individual performance.

  •
  Performance Objectives.  During 2014, our Compensation Committee determined to use revenue and Adjusted EBITDA as the corporate objectives for purposes of NEO annual incentive decisions. The Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. Target levels of performance were established for each objective. A range of minimum to superior performance of 90% to 110% was set around the revenue target level of performance and a range of minimum to superior performance of 80% to 110% was set around the Adjusted EBITDA target level of performance. As such, a threshold level of performance of 90% of target with respect to the revenue objective and 80% of target with respect to the Adjusted EBITDA objective must be achieved before any payout can be made with respect to the portion of the annual incentive related to that objective. The Compensation Committee established the following targets for these objectives:

Performance Metric	Minimum Performance Level (90% of Target for Revenue and 80% of Target for Adjusted EBITDA)	Targeted Level	Superior Performance Level (110% of Target)	Actual Performance	Weighting
Revenue					Overall Weighting: 50% of Total Bonus
Total	$169.5 million	$188.3 million	$207.1 million	$170.8 million
Adjusted EBITDA(1)					Overall Weighting: 30% of Total Bonus
Total	$20.2 million	$25.2 million	$27.7 million	$26.1 million

(1)
Throughout this CD&A, we refer to adjusted EBITDA, which is a non-GAAP financial measure. A reconciliation of GAAP net income (loss) to adjusted EBITDA is set forth below. We define adjusted EBITDA as income (loss) from operations, before depreciation and amortization, share-based compensation, merger, integration and other expenses, and restructuring/impairment charges and benefits. Adjusted EBITDA eliminates items that are either not part of our core operations, such as merger, integration and other expenses, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures. Our computation of adjusted EBITDA may differ from the methodology for calculating adjusted EBITDA utilized by other companies and, accordingly, may not be comparable to such other companies.

Sizmek Inc.
Reconciliation of Net Income (Loss) to Adjusted EBITDA
(In thousands)

Year Ended December 31,
2014
Net income (loss)	$(114,334)
Goodwill impairment	98,196
Depreciation and amortization	26,449
Share-based compensation	3,109
Merger, integration and other expenses(a)	12,590
Other expense, net	1,124
Provision (benefit) for income taxes	(1,020)

Adjusted EBITDA	$26,114

(a)
Includes approximately $6.3 million of costs incurred in the first quarter of 2014 related to accelerating the vesting of equity grants as a result of DG's merger transaction with Extreme Reach and the spin-off of Sizmek.
  •
  Individual Performance Objectives.  Each NEO's individual performance was determined by the our Compensation Committee based on its subjective evaluation of the NEO's individual performance for the year relative to areas of focus that were set at the beginning of the year. As described above, the President and Chief Executive Officer provided the Compensation Committee with his evaluation of each of the other NEOs' performance and the Compensation Committee evaluated the individual performance of the President and Chief Executive Officer.

        For 2014, the Compensation Committee established areas of focus for the NEOs that included strategic and leadership goals and focused on our strategic initiatives. The Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the determination of the Compensation Committee after its consideration of each NEO's individual achievements as a whole.

        The individual objectives established for the NEOs for 2014 included:

Mr. Nguyen:

  •
  Establish Sizmek market positioning/branding re: open ad management and independence

  •
  Drive product development in order to upsell and create stickiness via data driven/intelligent products (Verification, DC, Viewability, Attribution)

  •
  Identify and pursue technology tuck-in deal

  •
  Ensure critical leadership roles optimized/staffed

  •
  Rejuvenate and upgrade EMEA sales team

  •
  Ensure collection of outstanding TV receivables retained in Sizmek launch

Mr. Markowitz:

  •
  Ensure budgets for anticipated legal matters not exceeded

  •
  Provide counsel to senior management and Board of Directors on securities laws, corporate governance matters, litigation, strategic considerations and other legal matters

  •
  Implement additional legal policies and processes

  •
  Transition company to Sizmek globally (IP, entities, etc.)

  •
  Provide counsel with respect to merger and acquisition activities, including structuring and implementation

        In determining the NEOs' 2014 annual incentive awards, the Compensation Committee noted our performance relative to the corporate performance objectives for purposes of determining the NEO annual incentive decisions. Based on our actual 2014 revenues relative to the revenue objectives set forth above, the percentage achievement with respect to the revenue objective would have been 64%. Based on our actual 2014 adjusted EBITDA relative to the adjusted EBITDA objectives set forth above, the percentage achievement with respect to the adjusted EBITDA objective would have been 130%. However, the Compensation Committee chose to use its ability to exercise negative discretion with respect to the ultimate bonus payouts to reduce each of these percentage achievements by approximately 20% based on the Compensation Committee's subjective assessment of our overall corporate performance during 2014. As a result, the Compensation Committee approved a final percentage achievement of 52% for the revenue objective (weighted at 50%) and 105% for the adjusted EBITDA objective (weighted at 30%).

        As a result, the overall payout level for the corporate component of each NEO's 2014 annual bonus was 57.5%. Based on individual performance for 2014, the Compensation Committee determined that each of the NEOs should receive credit with respect to the individual component of his annual incentive award as follows: Mr. Nguyen, 81% achievement; and Mr. Markowitz, 80% achievement

        Together, the actual Company performance and individual performance resulted in an overall payout factor relative to target annual incentive compensation for the NEOs as follows: Mr. Nguyen, 73.7% of target; and Mr. Markowitz, 73.5% of target.

        Mr. Ellenthal and Mr. Holmes were not eligible for annual incentive awards as they were not employed through the end of the year. Each of these NEOs did receive a payout of a portion of his target bonus for 2014 in connection with his separation pursuant to his employment agreement or the terms of his transition agreement, as further described below under "—Employment Agreements."

  Incentive Payments for Other NEOs

        Because they commenced employment in October and December 2014, respectively, Mr. Saunders and Ms. Ritzcovan were not eligible to participate in our annual incentive plan for 2014. Instead, Mr. Saunders was eligible for a bonus for 2014 of up to $50,000 based on the Compensation Committee's subjective assessment of his performance. Based on its subjective assessment of his individual performance during that portion of 2014 during which he was employed, the Compensation Committee approved a bonus of $45,000 for Mr. Saunders. Each of these NEOs will participate in our annual incentive plan for 2015.

        Ms. Ritzcovan will also participate in an additional incentive program pursuant to her employment agreement. Pursuant to this arrangement, she will be eligible for the following target short-term incentives:

  •
  A revenue achievement incentive equal to 0.1% of actual gross revenue, subject to an annual cap based on revenue objectives for the applicable year, payable monthly; plus

  •
  A quarterly sales incentive of up to $120,000 per year based on quarterly sales plan targets as confirmed by our Chief Executive Officer.

        During the portion of 2014 that she was employed, Ms. Ritzcovan earned aggregate incentives pursuant to these arrangements of $13,505, calculated as follows: $8,917 was paid with respect to the revenue achievement incentive, representing 1% of eligible revenue for December 2014 ($8,916,645); and $4,589 was paid with respect to the quarterly sales incentive opportunity, representing 88% achievement.

Long-Term Incentive Awards

        Our Board of Directors approved, and DG, as the sole stockholder of Sizmek prior to the spin-off, approved the Sizmek 2014 Incentive Award Plan (the "2014 Plan"), which is substantially similar to the DG 2011 Incentive Award Plan. Compensation through the periodic grants of equity awards under the 2014 Plan will be intended to align executives' and stockholders' long-term interests by creating a direct link between a portion of executive compensation and increases in the price of our common stock and our long-term success. As will be the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation will be conducted by our Compensation Committee when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives, as described above.

        2014 Long-Term Incentive Awards.    Our Compensation Committee made the first annual equity awards in March 2014 to coincide with our formation as a new, independent company and to align executives' interests with stockholders at the earliest practicable date, with approximately 70% of the grant value awarded to each NEO being performance-based. Our Compensation Committee considers stock options to be performance-based for these purposes as they only provide value to the NEOs in the event the stock price increases over the exercise price of such awards. The Compensation Committee established a target value for each NEO's long-term incentive awards, which target value was intended to approximate the median level of our peer group for long-term incentive awards. The Compensation Committee also determined that the target value for the long-term incentive awards would be delivered 25% in the form of stock options, 30% in the form of time-based RSUs, and 45% in the form of performance-based RSUs. This target value was then converted into shares based on the 14-day volume weighted average price for our common stock concluding with February 28, 2014.

        For 2014, the long-term incentive awards granted to the NEOs included:

  •
  Time-Based Stock Options and Restricted Stock Units ("RSUs"):  The time-based stock options and RSUs granted to the NEOs in March 2014 will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive's continued service with the Company through the applicable vesting date. In connection with his commencement of employment in September 2014, Mr. Saunders was granted time-based stock options and RSUs that will vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. In connection with her commencement of employment in December 2014, Ms. Ritzcovan was granted time-based stock options and RSUs that will vest in three equal installments on each of March 31, 2016, 2017 and 2018. The stock options have a term of ten years from the date of grant and were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, as determined under the 2014 Plan.

    In general, an NEO is required to be employed on a vesting date to be eligible to vest in these time-based awards. In addition, the time-based stock options and time-based RSUs will vest on an accelerated basis upon the occurrence of any of the following events: (a) the NEO's death, (b) the NEO's disability (as such term is defined in the NEO's employment agreement), or (c) upon the occurrence of (i) a termination of the NEO's employment by us without cause (as such term is defined in the NEO's employment agreement), or (ii) a termination of the NEO's employment for good reason (as such term is defined in the NEO's employment agreement), to the extent such event occurs following a change in control. In addition, upon the occurrence of a termination of the NEO's employment by us without cause, or a termination of the NEO's employment for good reason, in each case prior to a change in control, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination, will accelerate on the date of termination (provided that if such termination occurs between January 1 and March 2 of any calendar year, the number of shares scheduled to vest on the next anniversary of the grant date will vest instead).

  •
  Performance-Based RSUs:  The performance-based RSUs will reward the achievement of revenue, adjusted EBITDA and free cash flow objectives during the three-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. With respect to the initial performance-based RSU awards granted in March 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to revenue growth, adjusted EBITDA growth and free cash flow growth objectives during 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to revenue, adjusted EBITDA and free cash flow objectives during the two-year performance period ending December 31, 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to revenue, adjusted EBITDA and free cash flow objectives during the three-year performance period ending December 31, 2016. The performance objectives were equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. Full vesting credit would be given for achievement at or above the targeted level, 25% vesting credit would be given for achievement at the threshold level for the adjusted EBITDA and free cash flow objectives (80% of the targeted level), 60% vesting credit would be given for achievement at the threshold level for the revenue objective (90% of the targeted level), and no vesting credit would be given for achievement below the threshold level. Vesting would be calculated on a linear basis for performance between the threshold and target performance target levels. In connection with his commencement of employment in September 2014, Mr. Saunders was granted performance-based RSUs that will vest on the same terms described above.

    For purposes of the initial one-third of the "target" performance-based RSUs that were eligible to vest based on 2014 performance, the target achievement levels were as follows: revenue compound annual growth rate, 16.63%; adjusted EBITDA compound annual growth rate, 19.34%, and free cash flow compound annual growth rate, 61.98%. Our actual results for 2014 relative to these objectives were as follows: revenue compound annual growth rate, 6.02%; adjusted EBITDA compound annual growth rate, 24.48%, and free cash flow compound annual growth rate, 52.96%. This resulted in 64% vesting credit relative to the revenue objective, 100% vesting credit relative to the adjusted EBITDA objective and 90% vesting credit relative to the free cash flow growth objective. After applying the equal weightings to these three objectives,

    81.3% of the one-third of the performance-based RSUs eligible to vest based on 2014 performance were determined to have vested by our Compensation Committee in March 2015.

    In general, an NEO is required to be employed on a vesting date to be eligible to vest in these performance-based awards. In addition, the performance-based restricted stock units would vest (at target levels) on an accelerated basis under certain circumstances. In the event of an NEO's termination by reason of death, disability, termination without cause or resignation for good reason, in each case prior to a change in control, the executive will remain eligible to vest in the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award.

    In the event of a change in control, the NEO shall continue to be eligible to vest in the "target" RSUs for any performance period that has not yet been completed, which RSUs shall continue to be eligible to vest in equal installments on the last day of each such performance period, subject to the executive's continued employment through such dates. In the event the executive's termination by reason of death, disability, termination without cause or resignation for good reason occurs following a change in control, all of the NEO's outstanding performance-based RSUS shall vest on the date of termination.

    Long-term Overachievement Performance Awards:    Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2014 based on the achievement of objectives related to revenue growth, adjusted EBITDA and free cash flow. Each executive was assigned a target value amount for his award. In no event will an executive receive a final award with a value exceeding his or her target value amount. Following the completion of the performance period, the Compensation Committee certified the Company's performance relative to the financial objectives for such performance period. Based on performance relative to the financial objectives, each participant will receive his or her final award. Awards will be paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that will vest in two annual installments following such certification date. The RSUs may be settled in cash or in shares of Company common stock, in the discretion of the Compensation Committee.

    For 2014, the target value was multiplied by a revenue growth multiplier, which ranged from 0% for less than 25% annual revenue growth to 100% for 40% annual revenue growth. For 2014, our annual revenue growth was less than 25%, resulting in forfeiture of the awards.

    In the event a participant's service terminated before the end of the performance period or prior to the payment and/or vesting of the RSUs, the award and/or the RSUs would be forfeited, provided that the RSUs issuable pursuant to the award were subject to accelerated payment and/or vesting in the event of the NEO's termination of employment by reason of death, disability, termination without cause or resignation for good reason following a change in control. An NEO would be eligible to vest in a prorated portion of such RSUs in the event of his termination without cause or resignation for good reason prior to a change in control. In addition, in the event of a change in control before the end of the performance period, the award will be forfeited.

    Based on our performance during 2014 relative to the revenue growth, adjusted EBITDA and free cash flow measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated.

        The long-term incentive awards granted to the NEOs in 2014 are listed below:

Name and Title	Stock Options (#)	Time-Based RSUs (#)	Target Number of Performance- Based RSUs (#)	Target Value of Long-Term Overachievement Performance Awards ($)
Neil H. Nguyen	58,504	37,245	55,868	1,280,000
Kenneth A. Saunders	15,458	10,538	15,808	—
Elizabeth Ritzcovan	27,340	18,813	—	—
Craig A. Holmes	30,852	19,641	29,462	337,500
Andy Ellenthal	30,852	19,641	29,462	337,500
Sean N. Markowitz	20,910	13,312	19,968	228,750

        For more information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, please see "—Executive Employment Agreements" below.

        Former Parent Long-Term Incentives.    As described in the section titled "—Treatment of Outstanding Former Parent Equity Awards in Connection with the Spin-off," all stock options and restricted stock units outstanding under our Former Parent's equity incentive plans vested in full and were settled for shares of Former Parent's common stock on February 5, 2014 (and such shares received the redemption and merger consideration upon the closing of the spin-off and Merger). This treatment applied to all equity awards held by the NEOs regardless of the terms of their employment agreements.

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

        Perquisites.    We provide a limited number of perquisites to executives. The only perquisites we provided to the NEOs during 2014 is up to $15,000 in financial planning assistance for Mr. Nguyen and relocation assistance for certain NEOs in connection with the relocation of our corporate headquarters to Austin, Texas.

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

        Prior to the spin-off, our Former Parent provided similar benefits to the NEOs.

  Employment Agreements

        In connection with the Merger, each NEO's employment agreement with our Former Parent was terminated and each was paid the severance payments provided under the applicable agreement for a qualifying termination in connection with a change in control, as described below under "Summary Compensation Table."

        In connection with the spin-off, we entered into employment agreements with each of the NEOs that provide for certain severance benefits in the event that a NEO's employment is involuntarily or constructively terminated. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of the management team on our affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described below under "—Executive Employment Agreements." We believe that reasonable severance benefits for our executive officers were important because there may be limited opportunities for its executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of a qualifying termination following a change-in-control as a means of reinforcing and encouraging the continued attention and dedication of the executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change-in-control. We believe that the interests of stockholders are best served if the interests of its senior management are aligned with them, and providing change-in-control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

        We also extend severance benefits because they are essential to help it fulfill the objectives of attracting and retaining key leadership and managerial talent. These agreements are intended to be competitive within our industry and company size and to attract highly qualified individuals and encourage them to be retained by us. While these arrangements form an integral part of the potential total compensation provided to these individuals and are considered by the Compensation Committee when determining executive compensation, the decision to offer these benefits does not influence the Compensation Committee's determinations concerning other levels of pay or benefits.

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

  Treatment of Outstanding Former Parent Equity Awards in Connection with the Spin-off

        In connection with the Merger, outstanding Former Parent equity-based awards were treated as follows:

        Options.    On February 5, 2014, all outstanding options to purchase shares of Former Parent common stock became fully vested. Options with an exercise price per share that equaled or exceeded the fair market value of one share of Former Parent common stock on the acceleration date were cancelled for no consideration. All Former Parent options were automatically "net exercised," meaning they were converted into a number of whole shares of Former Parent common stock equal to the excess of (i) the total number of shares of Former Parent common stock then subject to the option over (ii) the number of whole shares of Former Parent common stock having an aggregate fair market value sufficient to pay the total exercise price of the option. The fair market value per share of Former Parent common stock for this purpose was the closing price per share of Former Parent common stock on the NASDAQ Global Select Market on February 5, 2014. The holders of options were converted into shares of Former Parent common stock received the redemption and merger consideration in respect of the shares into which the options were converted. As of December 31, 2013, none of the NEOs or any of our non-employee directors held any unvested Former Parent stock options.

        Restricted Stock Units.    On February 5, 2014, all of our Former Parent's restricted stock units became fully vested and were converted into shares of Former Parent common stock. The holders of Former Parent restricted stock units that were converted into shares of Former Parent common stock received the redemption and merger consideration in respect of the shares into which the restricted stock units were converted. As of December 31, 2013, the NEOs and our non-employee directors, held the following number of unvested restricted stock units: Mr. Nguyen, 469,102; Mr. Holmes, 126,927; Mr. Ellenthal, 115,991; Mr. Markowitz, 73,600; and the non-employee directors as a group, 566,309.

        Mr. Ginsburg and Nguyen and our Former Parent's non-employee directors were permitted to elect to defer payment of their restricted stock unit awards. Deferral elections were generally required to be made prior to grant or as otherwise required by the Internal Revenue Code. Deferred restricted stock units were paid in Former Parent shares on a one for one basis. No additional earnings (either in the form of accrued dividends or dividend equivalents) were paid on deferred restricted stock units. In connection with the spin-off and Merger, each of the outstanding deferral arrangements and the corresponding restricted stock units were terminated and each deferred restricted stock unit was converted into Former Parent common shares. The holders of deferred restricted stock units received the redemption and merger consideration in respect of the Former Parent shares into which the restricted stock units are converted.

        As of December 31, 2013, Messrs. Ginsburg and Nguyen held 669,246 and 308,000 restricted stock units subject to deferral elections, respectively (of which 324,497 and 102,666 were unvested as of December 31, 2013, respectively). As of December 31, 2013, Messrs. Harris and Moore, each held 18,266 deferred restricted stock units. Of the outstanding deferred restricted stock units, 90,000 held by Mr. Ginsburg, 33,000 held by Mr. Nguyen and all of the restricted stock units held by Messrs. Harris and. Moore were distributed in connection with the Merger in accordance with the terms of the applicable deferral elections (of which 30,000, 11,000, 13,437 and 13,437 were unvested as of December 31, 2013, respectively). The remaining deferred restricted stock units, 579,246 for Mr. Ginsburg and 275,000 for Mr. Nguyen (of which 294,497 and 91,666 were unvested as of December 31, 2013), respectively, would have been distributed upon later dates or events but instead were converted into Former Parent common shares in connection with the Merger as described above.

        Employee Stock Purchase Plan.    On January 30, 2014, there was a final purchase of Former Parent common stock under our Former Parent's 2006 Employee Stock Purchase Plan using all outstanding automatic payroll deductions for the offering period then underway. The plan was then terminated.

Post-Spin-Off Executive Stock Ownership and Retention Guidelines

        The Company has adopted Executive Stock Ownership Guidelines to require that our Section 16 executive officers and certain other senior executives each maintain a significant ownership position in our shares of common stock.

        Ownership Guidelines.    The Company's Section 16 executive officers and certain other executives will be expected to own our common stock based on the following applicable guidelines (the "Ownership Guidelines"):

Position	Ownership Guideline
Chief Executive Officer	Equity valuation equivalent to at least 5 times annual base salary
Chief Financial Officer	Equity valuation equivalent to at least 4 times annual base salary
Other NEOs	Equity valuation equivalent to at least 3 times annual base salary
Other Senior Corporate Executives & CEO Reports	Equity valuation equivalent to at least 2 times annual base salary
Vice Presidents	Equity valuation equivalent to at least 1 times annual base salary

        Grace Period.    A subject employee will be allowed a grace period to meet the Ownership Guidelines in full. Subject employees who were subject to the Ownership Guidelines as of their adoption in May 2014 will have five years from February 7, 2014, to accumulate equity holdings with the applicable valuation. Each subject employee who becomes subject to the Ownership Guidelines thereafter will have five years from the date on which he or she first became subject to the Ownership Guidelines to accumulate equity holdings with the applicable valuation.

        Non-Compliance.    The Nominating & Governance Committee retains flexibility to exercise discretion in consideration of any non-compliance with the Ownership Guidelines, including the reduction of value of future grants under the Company's equity plans.

        Limitation on Sales by NEOs.    Named executive officers will limit any sales of shares of our common stock in any single calendar year to an amount that is not more than 20% of the total value of such person's equity holdings in the Company, except that sales of shares for the purpose of settling tax obligations will be permitted at any time.

  Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the Company's proxy statement for the 2015 annual meeting of the Company's stockholders.

THE COMPENSATION COMMITTEE OF SIZMEK INC. (for the portions of the Report after February 7, 2014)
Xavier A. Gutierrez, Chairman
Stephen E. Recht
THE FORMER CHAIRMAN OF THE COMPENSATION COMMITTEE OF THE PREDECESSOR OF SIZMEK INC. (for the portions of the Report prior to February 7, 2014)
John R. Harris

  Compensation Tables

        All of the information included in these tables reflects compensation earned by the NEOs for services with our Former Parent (if prior to February 7, 2014) and with the Company (if subsequent to February 7, 2014.) The amounts and forms of compensation reported below do not necessarily reflect the compensation these persons will receive from us, which could be higher or lower.

  2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Awards ($)	All Other Compensation ($)(2)	Total ($)
Neil H. Nguyen	2014	540,415		—	1,153,670	420,492	368,500	905,078	3,388,155
President and Chief Executive	2013	624,750		—	1,443,781	—	532,600	25,782	2,626,913
Officer(3)	2012	592,212		—	6,857,903	—	236,513	32,362	7,718,990
Kenneth J. Saunders	2014	89,418		45,000	203,918	69,204	—	3,089	410,629
Chief Financial Officer(4)
Elizabeth Ritzcovan	2014	12,917		—	116,641	97,248	13,505	—	240,311
Global Chief Revenue Officer(5)
Sean Markowitz	2014	302,564		—	412,339	150,289	108,413	389,055	1,362,660
General Counsel and Corporate	2013	295,000		—	397,610	—	125,744	8,662	827,016
Secretary(6)	2012	94,134		96,250	213,325	—	—	3,658	311,117
Craig Holmes	2014	154,808		—	608,386	221,746	—	530,452	1,515,391
Former Executive Vice President	2013	350,000		—	493,871	—	126,420	9,618	979,909
and Chief Financial Officer(7)	2012	72,692		—	577,800	—	37,625	1,010	651,502
Andy Ellenthal	2014	353,333	(9)	—	608,386	221,746	—	1,245,753	2,429,218
Executive Vice President—Global	2013	400,000		—	423,662	—	247,515	6,804	1,067,981
Sales(8)	2012	224,615		—	1,215,000	—	102,000	9,966	1,551,581

(1)
Represents the grant date fair value of stock awards granted to the NEO by us in 2014 and by our Former Parent in 2012 and 2013 determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 10 to our Consolidated and Combined Financial Statements included in the Original Filing for details as to the assumptions used to determine the fair value of stock awards granted by us. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2014 and 2013 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards. The performance objectives to which the long-term overachievement performance awards granted during 2014 were subject were not deemed probable of achievement as of the date of grant and no grant date fair value was attributed to those awards as of that date. The full grant date fair value of such awards, assuming achievement of the applicable performance objectives at maximum levels, was as follows: Mr. Nguyen, $1,280,000; Mr. Markowitz, $228,750; Mr. Holmes, $337,500; and Mr. Ellenthal, $337,500.

See the table below for details as to the assumptions used by our Former Parent to determine the fair value of stock option awards granted by our Former Parent in 2012. (There were no stock options issued by our Former Parent in 2013 or 2014). The fair value of each option was estimated by our Former Parent on the date of grant using the Black Scholes option pricing model with the following assumptions (excludes options issued to replace options assumed in connection with an acquisition):

	2012	2013	2014
Weighted average exercise price of options granted	$10.06	$—	$—
Volatility(a)	60%	—	—
Risk free interest rate(b)	1.4%	—	—
Expected term (years)(c)	6.3	—	—
Expected annual dividends	None	—	—

(a)
Expected volatility was based on the historical volatility of our Former Parent's stock over a preceding period commensurate with the expected term of the award.

(b)
The risk free rate was based on the U.S. Treasury yield curve at the time of grant for periods consistent with the expected term of the option.

(c)
Our Former Parent used historical data to estimate the expected term of the awards.

(2)
The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2014:

	Reimbursement of Financial Planning Costs	Relocation Benefits	Automobile Allowance	Severance Benefits Paid Upon Separation from DG (a)	Severance Benefits Paid Upon Separation from the Company	Unused Vacation Paid Upon Separation from DG	Employer Matching 401(K) Contibutions	Heath Insurance Benefits	Totals
Neil H. Nguyen	15,000	31,394	3,462	811,976	—	24,486	5,046	13,714	905,078
Kenneth J. Saunders	—	—	—	—	—	—	—	3,089	3,089
Sean Markowitz	—	47,087	—	312,019	—	10,694	4,284	14,971	389,055
Craig Holmes	—	—	—	408,940	94,792	12,688	2,788	11,243	530,452
Andy Ellenthal	—	—	—	700,000	512,981	14,323	4,375	14,074	1,245,753

(a)
As discussed above in the section titled "—Employment Agreements," each executive officer's employment agreement was terminated at the time of the Merger and each was paid the severance payments provided under the applicable agreement in a lump sum at the time of the closing of the Merger, regardless of whether the employment agreement provided for other payment timing. Each NEO received a payment equal to his base salary as in effect at the time of the Merger, plus his annual incentive for 2014 (which annual incentive was prorated for Messrs. Markowitz and Holmes). These amounts were paid in a lump sum at the time of the Merger. In addition, Mr. Nguyen agreed to a reduction of $500,000 in the amount payable to him under his employment agreement in connection with the termination of such agreement in connection with the Merger.
(3)
Effective January 1, 2012, Mr. Nguyen became our Former Parent's President and Chief Executive Officer.

(4)
Mr. Saunders became our Chief Financial Officer on October 7, 2014.

(5)
Ms. Ritzcovan became our Global Chief Revenue Officer on December 16, 2014.

(6)
Mr. Markowitz joined our Former Parent on August 21, 2012.

(7)
Mr. Holmes joined our Former Parent on October 9, 2012 and assumed the role of Chief Financial Officer on November 9, 2012. Mr. Holmes' employment terminated on July 14, 2014.

(8)
Mr. Ellenthal joined our Former Parent on April 23, 2012. Mr. Ellenthal's employment terminated on December 6, 2014.

(9)
Includes $8,077 in unused vacation paid to Mr. Ellenthal upon his termination of employment.

  2014 Grants of Plan-Based Awards

        The following table sets forth information regarding the grants by the Company of annual performance-based cash incentive compensation and long-term incentive awards with respect to shares of the Company's common stock to our NEOs during the fiscal year ended December 31, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)		All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards Number Of Shares of Stock or Option Units(4) (#)	Exercise or Base Price of Value Awards (#)	Grant Date Fair Value of Stock Awards ($)(5)
Neil Nguyen	3/2/2014	—	500,000	750,000	—	—	—		—	—	—	—
	3/2/2014	—	—	—	20,280	55,868	55,868		—	—	—	692,205
	3/2/2014	—	—	—	—	$1,280,000	$1,280,000	(6)	—	—	—	—
	3/2/2014	—	—	—	—	—	—		37,245	—	—	461,466
	3/2/2014	—	—	—	—	—	—		—	58,504	12.39	420,492
Ken Saunders	9/30/2014	—	—	—	5,738	15,808	15,808		—	—	—	122,354
	9/30/2014	—	—	—	—	—	—		10,538	—	—	81,564
	9/30/2014	—	—	—	—	—	—			15,458	7.74	69,204
Elizabeth Ritzcovan	12/16/2014	—	19,384	—	—	—	—		18,813	—	—	116,641
	12/16/2014	—	—	—	—	—	—		—	27,340	6.20	97,248
Sean Markowitz	3/2/2014	—	147,500	221,250	—	—	—		—	—	—	—
	3/2/2014	—	—	—	7,248	19,968	19,968		—	—	—	247,404
	3/2/2014	—	—	—	—	$228,750	$228,750	(6)	—	—	—	—
	3/2/2014	—	—	—	—	—	—		13,312	—	—	164,936
	3/2/2014	—	—	—	—	—	—		—	20,910	12.39	150,289
Craig Holmes	3/2/2014	—	262,500	393,750	—	—	—		—	—	—	—
	3/2/2014	—	—	—	10,695	29,462	29,462		—	—	—	365,034
	3/2/2014	—	—	—	—	$337,500	$337,500	(6)	—	—	—	—
	3/2/2014	—	—	—	—	—	—		19,641	—	—	243,352
	3/2/2014	—	—	—	—	—	—		—	30,852	12.39	221,746
Andy Ellenthal	3/2/2014	—	262,500	393,750	—	—	—		—	—	—	—
	3/2/2014	—	—	—	10,695	29,462	29,462		—	—	—	365,034
	3/2/2014	—	—	—	—	$337,500	$337,500	(6)	—	—	—	—
	3/2/2014	—	—	—	—	—	—		19,641	—	—	243,352
	3/2/2014	—	—	—	—	—	—		—	30,852	12.39	221,746

(1)
Non-equity incentive plan awards consisted of annual performance-based incentives payable under the Company's 2014 annual incentive program, and for Ms. Ritzcovan, her sales and incentive awards. For more information about the Company's annual performance-based incentive program, please see "—2014 Executive Compensation Decisions—Annual Incentives" above.

(2)
These awards consisted of performance-based RSU awards. These performance-based RSU awards are scheduled to vest or be forfeited based on the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the three-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the three-year performance period ending December 31, 2016. The performance objectives are equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. The number of shares that ultimately vest will depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(3)
These awards consisted of time-based RSU awards. The RSU awards are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The RSU awards to Mr. Saunders vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. The RSU awards to Ms. Ritzcovan vest in three equal installments on each of March 31, 2016, 2017 and 2018. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(4)
These awards consisted of time-based stock option awards. Each stock option was granted with a term of ten years from the date of grant. Except as described below, the stock options are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The stock option awards to Mr. Saunders vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. The stock option awards to Ms. Ritzcovan vest in three equal installments on each of March 31, 2016, 2017 and 2018. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(5)
Represents the grant date fair value of equity awards granted to the NEOs determined in accordance with ASC Topic 718. See Note 10 to the Company's Consolidated and Combined Financial Statements included in the Original Filing for details as to the assumptions used to determine the fair value of equity awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2014 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

(6)
These awards consist of long-term overachievement performance awards. Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2014 based on the achievement of objectives related to revenue growth, adjusted EBITDA growth and free cash flow growth. The threshold, target and maximum values of each executive's award is reflected in the table above. Awards will be paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that will vest in two annual installments following such certification date. Based on our performance during 2014 relative to the revenue growth, adjusted EBITDA growth and free cash flow growth measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

  Outstanding Equity Awards at Fiscal Year-End 2014

        The following table details unexercised stock options and restricted stock units that had not vested for each of our NEOs as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awards That Have Not Vested (#)(3)	Market Value of Shares of Stock Awards that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Neil H. Nguyen	—	58,504	12.39	3/2/2024	37,245	233,154	55,868	349,734
Ken Saunders	—	15,458	7.74	9/30/2024	10,538	65,968	15,808	98,958
Elizabeth Ritzcovan	—	27,340	6.20	12/16/2024	18,813	117,769	—	—
Sean Markowitz	—	20,910	12.39	3/2/2024	13,312	83,333	19,968	125,000
Andy Ellenthal	7,713	—	12.39	3/6/2015	—	—	13,503	84,529

(1)
These awards consist of time-based stock option awards. Each stock option was granted with a term of ten years from the date of grant. Except as described below, the stock options are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The stock option awards to Mr. Saunders vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. The stock option awards to Ms. Ritzcovan vest in three equal installments on each of March 31, 2016, 2017 and 2018.. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(2)
Value was calculated using a value of the Company's common stock of $6.26 per share, the closing price of the Company's common stock on December 31, 2014, which was the last trading day of 2014.

(3)
These awards consist of time-based RSU awards. The RSU awards are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The RSU awards to Mr. Saunders vest as to 50% of the award on March 31, 2015 and as to 25% of the award on each of the first two anniversaries of the date of grant. The RSU awards to Ms. Ritzcovan vest in three equal installments on each of March 31, 2016, 2017 and 2018. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above. Ms. Ritzcovan's RSU award will vest in three equal installments on March 31, 2016, 2017, and 2018.

(4)
These awards consist of performance-based RSU awards. These performance-based RSU awards are scheduled to vest or be forfeited based on the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the three-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the three-year performance period ending December 31, 2016. The performance objectives are equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. The number of shares reflected above is the number of shares that are eligible to vest under these awards if the target level of performance relative to the performance objectives was attained during the performance period. For purposes of the initial one-third of the "target" performance-based RSUs that were eligible to vest based on 2014 performance, 81.3% of such RSUs were determined to have vested by our Compensation Committee in March 2015. The number of shares that ultimately vest will depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2014 Executive Compensation Decisions—Long-Term Incentive Awards" above.

  Option Exercises and Stock Vested

        The following table shows information regarding Former Parent option exercises by, and the vesting of Former Parent stock awards held by, the NEOs during the fiscal year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Neil H. Nguyen	—	—	674,436	8,167,420
Craig Holmes	—	—	126,927	1,537,086
Andy Ellenthal	—	—	115,991	1,404,651
Sean Markowitz	—	—	73,600	891,296

(1)
This column represents the value as calculated by multiplying the closing market price of DG's common stock on the applicable vesting date by the number of shares vested (less, in the case of stock options, the applicable exercise price). See "—Treatment of Outstanding Former Parent Equity Awards in Connection with the Spin-off" for details concerning the treatment of outstanding Former Parent equity incentive awards in connection with the spin-off and the Merger.

        The following table shows information regarding the vesting of Sizmek stock awards held by the NEOs during the fiscal year ended December 31, 2014. None of the NEOs exercised any Sizmek stock options during 2014.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Andy Ellenthal	—	—	4,910	29,755

(1)
This column represents the value as calculated by multiplying the closing market price of our common stock on the applicable vesting date by the number of shares vested.

Pension Benefits

        None of the NEOs were eligible to participate in a qualified or non-qualified defined benefit pension plan during 2014.

Non-Qualified Deferred Compensation

        Mr. Nguyen is permitted to elect to defer payment of his restricted stock unit awards and was permitted to elect to defer payment of his Former Parent restricted stock unit award. Deferral elections are generally required to be made prior to grant, however, or as otherwise required by the Internal Revenue Code. Deferred restricted stock units are paid in shares on a one for one basis. No additional earnings (either in the form of accrued dividends or dividend equivalents) are paid on deferred restricted stock units. Mr. Nguyen did not elect to defer payment of any restricted stock units granted by us during 2014. Mr. Nguyen did elect to defer payment of certain restricted stock units granted by our Former Parent in 2011 and 2012. The following table sets forth information regarding the aggregate earnings on Former Parent restricted stock units deferred by Mr. Nguyen prior to 2014, and the aggregate balance as of December 31, 2014. As described in the section titled "—Treatment of Outstanding Former Parent Equity Awards in Connection with the Spin-off," all outstanding deferral arrangements and the corresponding restricted stock units under DG's equity incentive plans were cancelled and converted into Former Parent common shares in connection with the spin-off and Merger.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions(1)	Aggregate Balance at Last FY
Neil H. Nguyen	—	—	—	$2,615,955	—

(1)
The amounts in this column represents the value of shares of DG's common stock underlying the restricted stock units deferred by Mr. Nguyen valued at $12.74, the closing price of DG's common stock on February 7, 2014, the date of the closing of the Merger.

Executive Employment and Transition Agreements

Employment Agreements

        In connection with the Merger, each NEO's employment agreement with our Former Parent was terminated and each was paid the severance payments provided under the applicable agreement for a qualifying termination in connection with a change in control. The amounts paid to each NEO are shown in the Summary Compensation Table above.

        On April 14, 2014, in furtherance of the compensation objectives described above, the Company entered into new employment agreements with each of Neil Nguyen, our President and Chief Executive

Officer, Andy Ellenthal, then our Executive Vice President—Sales and Operations, whose title was changed to Executive Vice President—Global Sales in August 2014 and whose employment terminated in December 2014, and Sean Markowitz, our General Counsel and Corporate Secretary, and an employment transition agreement with Craig Holmes, then our Chief Financial Officer, who resigned his position as Chief Financial Officer effective May 31, 2014, due to the relocation of the Company's corporate headquarters following the successful completion of the spin-off and Merger, and family considerations keeping him in Dallas. In addition, in October 2014, the Company entered into a new employment agreement with Kenneth J. Saunders, our Chief Financial Officer, and in December 2014, the Company entered into a new employment agreement with Elizabeth Ritzcovan, our Global Chief Revenue Officer.

        Under the new employment agreements, each executive's annual base salary will initially be as set forth in the table below, which amounts will be subject to increase each year at the discretion of our Board of Directors or our Compensation Committee. Mr. Nguyen will also be reimbursed for financial planning services in an amount up to $15,000 annually.

        The employment agreements also include provisions regarding severance. If the executive is terminated without cause or resigns for good reason, he or she will be entitled to 12 months' base salary (6 months' base salary for Ms. Ritzcovan if such termination were to occur within 6 months following her commencement of employment), plus his or her target annual incentive for the year in which such termination occurs (which annual incentive shall be prorated for the executives other than Mr. Nguyen) payable in a lump sum 60 days following his or her date of termination. In addition, in the event the executive is terminated without cause or resigns for good reason, in each case prior to a change in control (as defined in the Company's 2014 Incentive Award Plan), a pro-rated portion of the executive's long-term incentive awards shall vest as follows: (a) with respect to time-based long-term incentive awards, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination; and (b) with respect to any long-term incentive award the vesting of which is performance-based, the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award. In the event the executive's termination without cause or resignation for good reason occurs following a change in control, all of the executive's long-term incentive awards shall vest on the date of termination. Also, the executive shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

        In the event of the executive's termination of employment by reason of his or her death or disability, the executive (or his estate, if applicable) will be entitled to receive the annual incentive which he or she would have been entitled to receive had he remained employed by the Company for the entire year during which his termination occurs. Such annual incentive shall be determined by the Compensation Committee based on the Company's performance for such year and in accordance with the terms of the applicable incentive program for such year, payable in a lump sum payment on the date on which annual incentives for the year in which his or her termination occurs are paid to the Company's executive officers generally, but in all events by March 15 of the year following the year in which the termination occurs. In addition, except as otherwise provided in an award agreement evidencing a long-term incentive award, in the event of the executive's termination of employment by reason of his or her death or disability, (a) all of the executive's long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, the executive (or his or her estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 following the date of termination) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

        If the executive is terminated by the Company for cause or resigns without good reason, he or she shall not be entitled to further compensation other than accrued obligations.

        For purposes of the employment agreements, good reason includes the assignment of duties inconsistent with the executive's title, a material reduction in salary or target incentive, the relocation of the Company's principal office by more than twenty miles or the transfer to an office other than the executive's then-current principal office, or a material breach of the employment agreement by the Company. For purposes of the employment agreements, cause includes conviction of or a plea of guilty or nolo contendre by the executive to a non-motor vehicle felony or certain criminal conduct against the Company, habitual neglect of or failure to perform his or her duties to the Company or any material breach of the employment agreement by the executive.

        The employment agreements also contain standard confidentiality, non-competition and non-solicitation covenants.

Holmes Transition Agreement

        Pursuant to the terms of an employment transition agreement, Mr. Holmes continued in his position as Chief Financial Officer through May 31, 2014. His base salary remained the same. In addition to his base salary, he was eligible for a performance incentive of up to 50% of his annual base salary, pro-rated for his actual time of employment during 2014, payable upon his termination of employment. Upon expiration of his transition term on July 14, 2014, Mr. Holmes received the foregoing pro-rated incentive in the amount of $94,792 after executing a general release of claims.

Ellenthal Separation Agreement

        In connection with his termination of employment in December 2014, Mr. Ellenthal was paid the severance payable to him pursuant to his employment agreement in the amount of $512,981. Specifically, he received his annual base salary ($350,000) plus his target annual incentive for 2014 of 50% of his annual base, pro-rated for his actual time of employment during 2014 ($162,981). These amounts were paid in a lump sum to Mr. Ellenthal in early 2015 after his execution of a general release of claims. Mr. Ellenthal also received the accelerated vesting of his long-term incentive awards as provided under the terms of his award agreements and his employment agreement, as described above.

  Potential Payments upon Termination of Employment or Change in Control

        The information below describes and quantifies certain compensation that would have been payable by our Former Parent to each NEO under the executive employment agreements, plans and arrangements if the NEO's employment had terminated, or a change in control had occurred, on December 31, 2014, given the NEO's compensation and service levels as of such date and, if applicable, based on our closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary, accrued but unpaid annual bonus, and vacation pay and distributions under our 401(k) plan (assuming the executive participated in the plan). Mr. Holmes and Mr. Ellenthal are not included in the following discussion as their employment terminated prior to December 31, 2014. The terms of their separation arrangements with the Company are described above. For purposes of following tables, the vesting of all performance-based RSUs have been included assuming target level of performance. For purposes of the table above, the vesting of all performance-based RSUs have been included assuming target level of performance.

  Neil H. Nguyen

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment was terminated or a change in control occurred on December 31, 2014.

Benefits and Payments	Termination by the Company without Cause or by Mr. Nguyen for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Mr. Nguyen for Good Reason Prior to a Change in Control(3)
Base Salary	$500,000	$—	$500,000
Bonus	$500,000	$368,500	$500,000
Acceleration of Vesting of Equity Awards:
Stock Options(5)	$—	$—	$—
Time-Based Restricted Stock Units(5)	$233,154	$233,154	$64,729
Performance-Based Restricted Stock Units(5)	$349,734	$213,726	$213,726
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$1,582,888	$815,380	$1,278,455

(1)
In the event of Mr. Nguyen's involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2014, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. In addition, all of Mr. Nguyen's outstanding long-term incentive awards become fully vested.

(2)
In the event of Mr. Nguyen's death or his termination of employment by reason of his disability, pursuant to his employment agreement, he is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had his employment not terminated. In addition, (a) all of Mr. Nguyen's long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Mr. Nguyen (or his estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 following the date of termination) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

(3)
In the event Mr. Nguyen is terminated by the Company without cause or by Mr. Nguyen for good reason, in each case prior to a change in control, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. Mr. Nguyen's equity awards will vest as follows: (a) with respect to time-based long-term incentive awards, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination; and (b) with respect to any long-term incentive award the vesting of which is performance-based, he will remain eligible to vest in the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award.

(4)
The value upon acceleration of the outstanding stock options held by Mr. Nguyen is zero, as the exercise price of his outstanding options ($12.39) exceeds the closing price of the Company's common stock on December 31, 2014 ($6.26).

(5)
Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2014 ($6.26).

  Kenneth Saunders

        The following table summarizes the potential payments to Mr. Saunders assuming his employment was terminated or a change in control occurred on December 31, 2014.

Benefits and Payments	Termination by the Company without Cause or by Mr. Saunders for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Mr. Saunders for Good Reason Prior to a Change in Control(3)
Base Salary	$350,000	$—	$350,000
Bonus	$50,000	$45,000	$50,000
Acceleration of Vesting of Equity Awards:
Stock Options(5)	$—	$—	$—
Time-Based Restricted Stock Units(5)	$65,968	$65,968	$5,543
Performance-Based Restricted Stock Units(5)	$98,958	$63,773	$63,773
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$564,926	$174,471	$469,316

(1)
In the event of Mr. Saunders' involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2014, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. In addition, all of Mr. Saunders' outstanding long-term incentive awards become fully vested. For purposes of the table above, all performance-based RSUs have been included assuming target level of performance.

(2)
In the event of Mr. Saunders' death or his termination of employment by reason of his disability, pursuant to his employment agreement, he is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had his employment not terminated. In addition, (a) all of Mr. Saunders' long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Mr. Saunders (or his estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 following the date of termination) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

(3)
In the event Mr. Saunders is terminated by the Company without cause or by Mr. Saunders for good reason, in each case prior to a change in control, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) a prorated target bonus for the year, payable in a lump sum payment. Mr. Saunders' equity awards will vest as follows: (a) with respect to time-based long-term incentive awards, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination; and (b) with respect to any long-term incentive award the vesting of which is performance-based, he will remain eligible to vest in the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award.

(4)
The value upon acceleration of the outstanding stock options held by Mr. Saunders is zero, as the exercise price of his outstanding options ($7.74) exceeds the closing price of the Company's common stock on December 31, 2014 ($6.26).

(5)
Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2014 ($6.26).

  Liz Ritzcovan

        The following table summarizes the potential payments to Ms. Ritzcovan assuming her employment was terminated or a change in control occurred on December 31, 2014.

Benefits and Payments	Termination by the Company without Cause or by Ms. Ritzcovan for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Ms. Ritzcovan for Good Reason Prior to a Change in Control(3)
Base Salary	$155,000	$—	$155,000
Bonus	$19,384	$13,505	$19,384
Acceleration of Vesting of Equity Awards:
Stock Options(5)	$1,640	$1,640	$—
Time-Based Restricted Stock Units(5)	$117,769	$117,769	$—
Performance-Based Restricted Stock Units(5)	$—	$—	$—
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$293,793	$132,914	$174,384

(1)
In the event of Ms. Ritzcovan's involuntary termination of employment by the Company without cause or her voluntary termination of employment for good reason within six months following her termination of employment but following a change in control, assuming such termination and change in control occurred on December 31, 2014, pursuant to her employment agreement, as described above, she is entitled to (a) 6 months of her base salary, plus (b) an amount equal to 100% of her target bonus for the year, payable in a lump sum payment. In addition, all of Ms. Ritzcovan's outstanding long-term incentive awards become fully vested.

(2)
In the event of Ms. Ritzcovan's death or her termination of employment by reason of her disability, pursuant to her employment agreement, she is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had her employment not terminated. In addition, (a) all of Ms. Ritzcovan's long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Ms. Ritzcovan (or her estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 following the date of termination) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

(3)
In the event Ms. Ritzcovan is terminated by the Company without cause or by Ms. Ritzcovan for good reason, in each case within six months following her termination of employment but prior to a change in control, pursuant to her employment agreement, as described above, she is entitled to (a) 6 months of his base salary, plus (b) a prorated target bonus for the year, payable in a lump sum payment. Ms. Ritzcovan's equity awards will vest as follows: (a) with respect to time-based long-term incentive awards, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination; and (b) with respect to any long-term incentive award the vesting of which is performance-based, she will remain eligible to vest in the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award.

(4)
The value upon acceleration of the outstanding stock options held by Ms. Ritzcovan is equal to the excess of the closing price of the Company's common stock on December 31, 2014 ($6.26) over the exercise price of her outstanding options ($6.20).

(5)
Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2014 ($6.26).

  Sean Markowitz

        The following table summarizes the potential payments to Mr. Markowitz assuming his employment was terminated or a change in control occurred on December 31, 2014.

Benefits and Payments	Termination by the Company without Cause or by Mr. Markowitz for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Mr. Markowitz for Good Reason Prior to a Change in Control(3)
Base Salary	$295,000	$—	$295,000
Bonus	$147,500	$108,413	$147,500
Acceleration of Vesting of Equity Awards:
Stock Options(5)	$—	$—	$—
Time-Based Restricted Stock Units(5)	$83,333	$83,333	$23,135
Performance-Based Restricted Stock Units(5)	$125,000	$76,389	$76,389
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$650,833	$268,135	$542,024

(1)
In the event of Mr. Markowitz's involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2014, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. In addition, all of Mr. Markowitz's outstanding long-term incentive awards become fully vested. For purposes of the table above, all performance-based RSUs have been included assuming target level of performance.

(2)
In the event of Mr. Markowitz's death or his termination of employment by reason of his disability, pursuant to his employment agreement, he is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had his employment not terminated. In addition, (a) all of Mr. Markowitz's long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Mr. Markowitz (or his estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 following the date of termination) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

(3)
In the event Mr. Markowitz is terminated by the Company without cause or by Mr. Markowitz for good reason, in each case prior to a change in control, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) a prorated target bonus for the year, payable in a lump sum payment. Mr. Markowitz's equity awards will vest as follows: (a) with respect to time-based long-term incentive awards, the portion of such awards as would have vested during the calendar year in which the date of termination occurs, pro-rated based on the number of full calendar quarters that the executive was employed during such calendar year prior to the date of termination; and (b) with respect to any long-term incentive award the vesting of which is performance-based, he will remain eligible to vest in the portion of such awards as would have vested based on the Company's performance relative to the applicable performance goals following the conclusion of the applicable performance period(s), pro-rated based on the number of full calendar quarters that the executive was employed during such performance period(s) prior to the date of termination, with the vesting and/or settlement of any performance-based long-term incentive awards to be effective at the time originally scheduled under the terms of the applicable award.

(4)
The value upon acceleration of the outstanding stock options held by Mr. Markowitz is zero, as the exercise price of his outstanding options ($12.39) exceeds the closing price of the Company's common stock on December 31, 2014 ($6.26).

(5)
Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2014 ($6.26).

  Director Compensation

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

        The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2014.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Other Compensation ($)	Total ($)
Scott K. Ginsburg	30,000	129,450	—	159,450
Xavier A. Gutierrez	45,000	129,450	—	174,450
John R. Harris	50,000	185,726	—	235,726
Adam Klein	45,000	129,450	—	174,450
Cecil H. Moore Jr.	50,000	129,450	—	179,450
Stephen E. Recht	40,000	129,450	—	169,450

(1)
Neil Nguyen, our President and Chief Executive Officer, is not included in this table because he is an employee and thus receives no compensation for his service as a director. The compensation received by Mr. Nguyen as an employee is shown in the Summary Compensation Table above.

(2)
Represents the grant date fair value of equity awards granted to the non-employee directors during 2014 determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. As of December 31, 2014, our non-employee directors each held 10,448 restricted stock units, other than John Harris, who held 14,990 restricted stock units.

  Risk Assessment of Compensation Program

        In April 2015, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management's risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our Compensation Committee.

  Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Gutierrez (Chairman) and Recht. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2014, or at any other time, an officer or employee of the Company.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain equity compensation plan information for the Company as of December 31, 2014.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,119,022	(1)	$12.39	3,389,471
Equity compensation plans not approved by security holders	—		—	—

Total	1,119,022		—	3,389,471

(1)
Includes 196,199 performance-based RSUs outstanding at December 31, 2014 based on "target" performance.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of Sizmek's common stock as of April 15, 2015, except as noted, by (1) each person known by us to be a beneficial owner of 5% or more of Sizmek's outstanding common stock, (2) each of Sizmek's directors and named executive officers and (3) all of Sizmek's directors and executive officers of Sizmek as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

        The percentage ownership is based upon 29,547,798 shares of common stock outstanding as of April 15, 2015.

        For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days of April 15, 2015 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned as of April 15, 2015(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott K. Ginsburg(2)	3,335,406	11.3%
Moon Doggie Family Partnership
Neil H. Nguyen	766,532	2.6%
Kenneth J. Saunders	15,883	*
Elizabeth Ritzcovan	0	*
Sean N. Markowitz	56,398	*
Craig E. Holmes(3)	73,439	*
Andy Ellenthal(4)	103,698	*
John R. Harris	35,695	*
Cecil H. Moore Jr.	33,653	*
Xavier A. Gutierrez	10,458	*
Adam Klein	10,448	*
Stephen E. Recht	10,448	*
Meruelo Investment Partners LLC(5)	4,023,570	13.6%
9550 Firestone Blvd, Suite 105
Downey, CA 90241
BlackRock Inc.(6)	2,666,779	9.0%
55 East 52nd Street
New York, NY 10022
Roumell Asset Management, LLC(7)	1,756,648	5.9%
2 Wisconsin Circle, Suite 660,
Chevy Chase, MD 20815
R&D Bauer Ventures, L.P.(8)	1,620,616	5.5%
4400 Post Oak Parkway, Suite 2160
Houston, TX 77027
All directors and executive officers as a group (10 persons)	4,274,921	14.5%

*
Less than 1% of the Company's common stock.

(1)
Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed is 500 West 5th Street, Suite 900, Austin, TX 78701.

(2)
Includes 3,032,894 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. (Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P.).

(3)
Based on Form 4 filed March 7, 2014.

(4)
Based on Form 4 filed March 4, 2014.

(5)
Based on a Schedule 13D/A filed March 19, 2015. Meruelo Investment Partners LLC has sole voting power and sole dispositive power with respect to 4,022,570 shares and Alex Meruelo Living Trust has sole voting power and sole dispositive power with respect to 1,000 shares, which are included as part of the "group" within the meaning of Section 13(d)3 of the Exchange Act.

(6)
Based on a Schedule 13G filed February 2, 2015. BlackRock Inc. has sole voting power with respect to 2,556,943 shares and sole dispositive power with respect to 2,666,779 shares.

(7)
Based on a Schedule 13G filed February 9, 2015. Roumell Asset Management, LLC ("RAM") has sole voting power and sole dispositive power with respect to 484,850 shares and has shared voting power and shared dispositive power with respect to 1,267,908 shares. James C. Roumell, the President of RAM, has sole voting power and sole dispositive power with respect to 488,740 shares and has shared voting power and shared dispositive power with respect to 1,267,908 shares, which are included as part of the "group" within the meaning of Section 13(d)3 of the Exchange Act.

(8)
Based on a Schedule 13G/A filed February 9, 2015. Includes 1,610,916 shares directly owned by R&D Bauer Ventures, L.P., a Texas limited partnership, the general partner of which is RBDB Interest, L.L.C., a Texas limited liability company. RBDB Interest, L.L.C. is owned by (a) Charles Douglas Bauer and (b) the RJB 2009 Trust. The RJB 2009 Trust, of which Charles Douglas Bauer is trustee, is also a limited partner of R&D Bauer Ventures, L.P. Also included as part of the "group" within the meaning of Section 13(d)3 of the Exchange Act are (a) 4,000 shares directly owned by Charles Douglas Bauer, (b) 1,700 shares directly owned by a SEP IRA for the benefit of Charles Douglas Bauer and (c) 4,000 shares directly owned by the Ruth Bauer 2001 Management Trust, of which of which Charles Douglas Bauer is trustee.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        Our Audit Committee reviews and approves in advance all related party transactions requiring disclosure under Item 404 of Regulation S-K in accordance with its written policies and procedures relating to related party transactions in order to determine whether or not the proposed transaction is fair to, and in the best interests of the Company

        Since the beginning of the Company's last fiscal year, none of the Company's directors, executive officers or five percent shareholders, or their immediate family members has entered into any transaction or series of similar transactions with the Company which requires disclosure under Item 404 of the SEC's Regulation S-K and no such transactions are currently proposed.

        The information required by Item 407(a) of Regulation S-K relating to director independence is found above in "Directors, Executive Officers and Corporate Governance—Board Composition and Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

        The following is a summary of the fees billed to the Company by the principal accountant for professional services rendered for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Audit Fees	$401,534	$280,000
Audit-Related Fees	42,546	—
Tax Fees	178,742	—
All Other Fees	2,820	—
Total	$625,643	$280,000

        Aggregate fees billed to the Company for the year ended December 31, 2013 represent fees billed by Ernst & Young LLP and related affiliates ("EY") following the spin-off from DG on February 7, 2014. Prior to the spin-off, DG paid all audit, audit-related, tax and other fees.

  Audit Fees

        These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements, including fees relating to compliance with the provisions of Section 404 of Sarbanes-Oxley, fees for reviews of our equity offerings and related comfort letters, and audits of acquired entities.

  Audit-Related Fees

        We paid EY $42,546 in 2014 for fees related to their review by the Public Company Accounting Oversight Board, as well as fees related to the spin-off from DG.

  Tax Fees

        We paid EY $178,742 in 2014 for tax consultation services related to our international operations, and elimination and integration of certain acquired foreign entities into our existing organization structure.

  All Other Fees

        We paid EY $2,820 in 2014 for assistance with international immigration services for one of our employees.

Attendance of Auditors at Annual Meeting

        Representatives of our independent registered public accounting firm are expected to be present at the 2015 annual meeting of stockholders and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	See Exhibit Index on page 52 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIZMEK INC.
Date: April 30, 2015	By:	/s/ NEIL H. NGUYEN Neil H. Nguyen President and Chief Executive Officer

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

Name	Title	Date

/s/ JOHN R. HARRIS John R. Harris	Chairman of the Board of Directors	April 30, 2015
/s/ NEIL H. NGUYEN Neil H. Nguyen	President and Chief Executive Officer and Director	April 30, 2015
/s/ KENNETH SAUNDERS Kenneth Saunders	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2015
/s/ JOHN D. PALMER John D. Palmer	Senior Vice President and Controller (Principal Accounting Officer)	April 30, 2015
/s/ SCOTT K. GINSBURG Scott K. Ginsburg	Director	April 30, 2015

Name	Title	Date

/s/ CECIL H. MOORE, JR. Cecil H. Moore, Jr.	Director	April 30, 2015
/s/ XAVIER A. GUTIERREZ Xavier A. Gutierrez	Director	April 30, 2015
/s/ ADAM KLEIN Adam Klein	Director	April 30, 2015
/s/ STEPHEN E. RECHT Stephen E. Recht	Director	April 30, 2015

EXHIBIT INDEX

Exhibit Number		Exhibit Title
31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

**
Filed herewith.