Form 10-Q
period 2015-03-31
Sizmek Inc.
filed 2015-05-15
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36219

Sizmek Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1744624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West 5th Street, Suite 900
Austin, Texas 78701
 (Address of principal executive offices) (Zip Code)

(512) 469-5900
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

Yes ☐     No ☒

As of May 14, 2015, the registrant had 29,548,307 shares of Common Stock, par value $0.001, outstanding.

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

        Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	our ability to further identify, develop and achieve commercial success for new online video and mobile products;

•	continued or accelerating decline in our rich-media business;

•	delays in product offerings;

•	the development and pricing of competing online services and products;

•	consolidation of the digital industry and of digital advertising networks;

•	slower than expected development of the digital advertising market;

•	our ability to protect our proprietary technologies;

•	identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

•	security threats to our computer networks;

•	operating in a variety of foreign jurisdictions;

•	fluctuations in currency exchange rates;

•	adaption to new, changing, and competitive technologies;

•	potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

•	our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•	other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

        In particular, information included under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$83,210	$90,672
Accounts receivable (less allowances of $753 and $813 as of March 31, 2015 and December 31, 2014, respectively)	42,889	51,125
Deferred income taxes	638	636
Restricted cash	1,512	1,538
Other current assets	7,502	5,254
Current assets of TV business	1,518	2,470
Total current assets	137,269	151,695
Property and equipment, net	37,959	34,036
Goodwill	40,154	40,154
Intangible assets, net	67,450	71,306
Deferred income taxes	346	387
Restricted cash	3,947	3,941
Other non-current assets	3,047	3,393
Total assets	$290,172	$304,912

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$2,941	$3,976
Accrued liabilities	18,379	19,171
Current liabilities of TV business	142	395
Total current liabilities	21,462	23,542
Deferred income taxes	7,911	8,242
Other non-current liabilities	6,994	6,433
Non-current liabilities of TV business	260	260
Total liabilities	36,627	38,477

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,489 issued and 29,543 outstanding at March 31, 2015; 30,399 issued and 30,071 outstanding at December 31, 2014	30	30
Treasury stock, at cost (946 shares and 328 shares at March 31, 2015 and December 31, 2014, respectively)	(6,500)	(2,000)
Additional capital	371,943	371,261
Accumulated deficit	(109,286)	(101,341)
Accumulated other comprehensive loss	(2,642)	(1,515)
Total stockholders’ equity	253,545	266,435
Total liabilities and stockholders’ equity	$290,172	$304,912

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$36,759	$38,379
Cost of revenues (excluding depreciation and amortization)	13,660	14,486
Selling and marketing	14,203	15,588
Research and development	2,903	3,548
General and administrative	4,554	8,105
Merger, integration and other	834	4,945
Depreciation and amortization	7,439	6,528
Loss from operations	(6,834)	(14,821)
Other expense, net	979	3
Loss before income taxes	(7,813)	(14,824)
Provision (benefit) for income taxes	132	(406)
Net loss	$(7,945)	$(14,418)

Basic and diluted loss per common share	$(0.27)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	29,783	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OFCOMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,945)	$(14,418)
Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	(95)	(77)
Unrealized loss on available for sale securities, net of tax	(228)	(734)
Foreign currency translation adjustment	(804)	97
Total other comprehensive loss	(1,127)	(714)
Total comprehensive loss	$(9,072)	$(15,132)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	30,399	$30	(328)	$(2,000)	$371,261	$(101,341)	$(1,515)	$266,435
Net loss	—	—	—	—	—	(7,945)	—	(7,945)
Share-based compensation	—	—	—	—	846	—	—	846
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	90	—	—	—	(164)	—	—	(164)
Purchase of treasury stock	—	—	(618)	(4,500)	—	—	—	(4,500)
Other comprehensive loss	—	—	—	—	—	—	(1,127)	(1,127)
Balance at March 31, 2015	30,489	$30	(946)	$(6,500)	$371,943	$(109,286)	$(2,642)	$253,545

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,945)	$(14,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,553	2,519
Amortization of intangibles	3,886	4,009
Share-based compensation	846	6,589
Deferred income taxes	(327)	(419)
Benefit for accounts receivable recoveries	(60)	(93)
Gain from recovery of TV business net assets	(114)	—
Changes in operating assets and liabilities:
Accounts receivable	7,938	5,368
Other assets	(2,241)	(1,665)
Accounts payable and other liabilities	(2,195)	(1,339)
Net cash provided by operating activities	3,341	551

Cash flows from investing activities:
Purchases of property and equipment	(2,321)	(920)
Capitalized costs of developing software	(4,245)	(2,592)
Other	(29)	(709)
Net cash used in investing activities	(6,595)	(4,221)

Cash flows from financing activities:
Purchases of treasury stock	(4,500)	—
Payments of TV business liabilities	(139)	(8,345)
Proceeds from TV business assets	952	27,589
Payment of tax withholding obligation for shares tendered	(164)	—
Net contributions from Parent	—	44,833
Net cash (used in) provided by financing activities	(3,851)	64,077

Effect of exchange rate changes on cash and cash equivalents	(357)	21
Net (decrease) increase in cash and cash equivalents	(7,462)	60,428
Cash and cash equivalents at beginning of year	90,672	22,648

Cash and cash equivalents at end of period	$83,210	$83,076

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$430	$805
Cash received for interest	$(27)	$—
Extended payment obligations incurred to purchase equipment	$960	$—

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns. We connect 17,000 advertisers and 3,500 agencies to audiences in approximately 60 countries, serving more than 1.4 trillion impressions a year.

Separation from Digital Generation, Inc.

Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution business. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach, Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of DG common stock ("DG Common Stock") they held. Immediately after the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and each of the outstanding shares of DG Common Stock was converted into the right to receive $3.00 per share, and DG became a wholly-owned subsidiary of Extreme Reach. Prior to the Spin-Off, pursuant to the Separation and Redemption Agreement and related documents, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash, most of the working capital from its television segment, and certain other corporate assets; and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) for all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, stand-alone publicly-traded company in the online advertising services business segment.

Carve-out Financial Statements Prior to Spin-Off

Prior to our Spin-Off from DG on February 7, 2014, our combined financial statements were derived from the consolidated financial statements and accounting records of DG. These statements reflected the combined historical results of operations, financial position and cash flows of DG's online business primarily conducted through MediaMind Technologies Inc., EyeWonder, LLC, Peer39, Inc., and Unicast EMEA, Ltd., and an allocable portion of DG's corporate costs. For the period prior to the Spin-Off, our financial statements are presented as if such businesses had been combined for all periods presented.

All intercompany transactions have been eliminated. All intercompany transactions between us and DG have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statements of cash flows as a financing activity.

For the period prior to our Spin-Off on February 7, 2014, the combined financial statements include expense allocations for (1) certain corporate functions historically provided by DG, including, but not limited to, finance, audit, legal, information technology, human resources, communications, compliance, and shared services; (2) employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of combined revenues, headcount or other measures of the Company and DG. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the period presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly-traded company for the period presented. We benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis.

The majority of the pre Spin-Off expense allocations were charged to general and administrative expense. For the periods subsequent to the Spin-Off, general and administrative expense as a percentage of revenues (excluding the accelerated recognition of share-based payment awards in 2014) has been comparable to the corresponding period of the prior year. Accordingly, while we benefited from sharing DG's cost structure prior to the Spin-Off, since the Spin-Off we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods.

2. General

Principles of Consolidation and Combination

The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our wholly-owned, and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation or combination.  For the period prior to the Spin-Off, the carve-out financial statements have been prepared on a basis that management believes to be reasonable to reflect the results of operations and cash flows of the Company’s operations, including portions of DG’s corporate costs and administrative shared services. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Effective November 1, 2014, we shortened the estimated remaining useful life of our Sizmek MDX platform assets from an average of 46 months to 20 months in anticipation of our new platform (which is currently in development).  We anticipate the new platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016.  As a result, we recorded additional depreciation expense of $0.9 million during the first quarter of 2015, which increased our net loss and loss per share by $0.8 million and $0.03, respectively.

Risk of Goodwill Impairment

See Note 4 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

Description	March 31, 2015	December 31, 2014
Current assets of television business:
Income tax receivables	$1,268	$1,943
Trade accounts receivable	90	367
Springbox revenue sharing	160	160
Total	$1,518	$2,470

Current liabilities of television business:
Trade accounts payable	$142	$165
Accrued liabilities	—	230
Total	$142	$395

Non-current liabilities of television business:
Uncertain tax positions	$260	$260

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At March 31, 2015, we had $14.7 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.2 million ($0.3 million liability, net of a $0.1 million asset).  At December 31, 2014, we had $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.2 million liability, net of a $0.1 million asset). The net liability is included in "accrued liabilities" and is expected to be recognized in our results of operations in the next twelve months. The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Hedging (loss) gain recognized in operations	$(71)	$86

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(2,672)	$(98)	$1,255	$(1,515)

Other comprehensive income (loss) before reclassifications	(804)	(159)	(228)	(1,191)
Amounts reclassified out of AOCL	—	64	—	64
Net current period activity	(804)	(95)	(228)	(1,127)

Balance at March 31, 2015	$(3,476)	$(193)	$1,027	$(2,642)

	Three Months Ended March 31, 2014
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive income (loss) before reclassifications	97	(2)	(734)	(639)
Amounts reclassified out of AOCI	—	(75)	—	(75)
Net current period activity	97	(77)	(734)	(714)

Balance at March 31, 2014	$(1,101)	$39	$1,030	$(32)

The following table summarizes the reclassifications from AOCI or AOCL to the consolidated and combined statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Amounts Reclassified out of AOCI or AOCL
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$(8)	$7	Cost of revenues
Foreign currency derivatives	(3)	3	Selling and marketing
Foreign currency derivatives	(48)	35	Research and development
Foreign currency derivatives	(11)	10	General and administrative
Foreign currency derivatives	(1)	31	Other, net
Total before taxes	(71)	86
Tax amounts	7	(11)
Income after tax	$(64)	$75

Merger, Integration and Other Expenses

Merger, integration and other expenses reflect the expenses incurred in (i) DG's Merger with Extreme Reach and our Spin-Off from DG, (ii) acquiring or disposing of a business, (iii) integrating an acquired operation (e.g., severance pay, office closure costs) into the Company and (iv) certain other items of income or expense not deemed to be part of our core operations. A summary of our merger, integration and other expenses is as follows (in thousands):

	Three Months Ended March 31,
Description	2015	2014
Severance	$324	$243
Merger and Spin-Off (1)	—	4,702
Recovery of TV business net assets (2)	(114)	—
Special projects	117	—
Integration costs	507	—
Total	$834	$4,945

(1) - See discussion of Merger and Spin-Off under “Separation from Digital Generation, Inc.” in Note 1.

(2) - Represents a reduction in expense due to realizing more TV net assets than originally estimated at the time of the Spin-Off.

Israel Operations

The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 28% of our workforce is located in Israel.  As a result, we are subject to risks associated with operating in the Middle East.

Recently Issued Accounting Guidance

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

3. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at March 31, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$45,907	$—	$—	$45,907
Revenue sharing arrangement	(b)	—	—	160	160
Marketable equity securities	(c)	1,368	—	—	1,368
Total		$47,275	$—	$160	$47,435
Liabilities:
Currency forward derivatives / options	(d)	$—	$228	$—	$228

		Fair Value Measurements at December 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,953	$—	$—	$35,953
Revenue sharing arrangement	(b)	—	—	160	160
Marketable equity securities	(c)	1,596	—	—	1,596
Total		$37,549	$—	$160	$37,709
Liabilities:
Currency forward derivatives / options	(d)	$—	$113	$—	$113

(a) Included in cash and cash equivalents.
(b) Included in current assets of TV business.
(c) Included in other non-current assets.
(d) Included in accrued liabilities.

The fair value of our money market funds was determined based upon quoted market prices. The currency forward derivatives/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments. Our marketable equity securities relate to a single issuer and have a cost basis of $0.3 million.

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

Revenue Sharing Arrangement Three Months Ended March 31, 2015

Balance at beginning of year	$160
Additions	—
Balance at end of period	$160

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

In connection with our acquisition of Republic Project, we agreed to make additional payments to the sellers if Republic's 2014 or 2015 revenues and adjusted EBITDA exceeded certain levels. As of March 31, 2015, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.

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

4. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the three months ended March 31, 2015 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2014	$380,681	$(340,527)	$40,154
2015 activity	—	—	—
Balance at March 31, 2015	$380,681	$(340,527)	$40,154

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

ASC 350-20-35 allows an entity to assess qualitatively whether it is necessary to perform step one of the prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. At December 31, 2014, we performed a qualitative assessment of our goodwill and determined that the two-step process was not necessary.  Further, at March 31, 2015, we are not aware of any events or changes in circumstances that would indicate the carrying value of our goodwill may not be recoverable.

Risk of Future Impairment

At March 31, 2015 and December 31, 2014, based on our discounted cash flow model that uses our internal forecast, we determined the fair value of the Company was only slightly in excess of its carrying value. In preparing our discounted cash flow model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that would result.

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

5.  Share-based Compensation

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

	Three Months Ended March 31,
Description	2015	2014
DG stock options and RSUs awarded to our employees	$—	$2,650
DG share-based awards allocated to us as part of corporate services	—	3,817
Sizmek share-based awards granted	846	122
Total	$846	$6,589

In the first quarter of 2015, Sizmek’s Compensation Committee granted (i) 159,245 performance-based Restricted Stock Units (“RSUs”), (ii) 192,867 time-based RSUs and (iii) 133,600 time-based stock options, to certain of our employees and directors.  The RSUs and stock options expected to vest were valued at $2.8 million and $0.6 million, respectively.  The awards (i) vest over periods ranging from one to three years, (ii) are subject to the employees’ continued employment with us or the director’s continued service on our Board of Directors, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).  The awards vest on an accelerated basis upon the occurrence of the holder’s (a) death, (b) termination by reason of disability, (c) termination without Cause (as defined) following a Change of Control (as defined) or (d) resignation for Good Reason (as defined) following a Change in Control.  Unrecognized compensation costs related to unvested RSUs and stock options were $3.3 million at March 31, 2015.

6.  Income Taxes

For the three months ended March 31, 2015, our effective tax rate was (1.7)% compared to 2.7% for the three months ended March 31, 2014.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and changes in our valuation allowances in the U.S. and state jurisdictions within the U.S.  The valuation allowance creates an effective tax rate of zero for income or loss earned in the U.S., substantially reducing our effective tax rate.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the three months ended March 31, 2015, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For each of the three month periods ended March 31, 2015 and 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements. The changes in uncertain tax positions for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of year	$1,507	$1,701
Subtractions for tax positions related to prior years	(17)	—
Balance at end of period	$1,490	$1,701

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of March 31, 2015, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively.

We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2011 through February 7, 2014 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2010 through 2014 and 2009 through 2014, respectively. Prior to our Spin-Off, our operating results had been included in DG's U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions. Subsequent to our Spin-Off, we file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Prior to our Spin-Off, we entered into a tax matters agreement with DG that governs the parties' respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to DG and its consolidated subsidiaries for periods prior to February 8, 2014 is our responsibility.

We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, we believe both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.

7.  Loss per Share

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

On February 7, 2014, 30.4 million shares of our common stock were distributed to DG stockholders in conjunction with the Spin-Off.  For comparative purposes, and to provide a more meaningful calculation of the weighted-average shares outstanding, we have assumed this amount to be outstanding for any period presented prior to the Spin-Off in the calculation of weighted-average shares outstanding.

The following table presents our loss per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,945)	$(14,418)

Weighted average common shares outstanding - basic	29,783	30,399
Dilutive securities	—	—
Weighted average common shares outstanding - diluted	29,783	30,399

Basic and diluted loss per common share	$(0.27)	$(0.47)

Antidilutive securities not included:
Stock options and RSUs	1,092	122

8.  Geographical Information and Product Categories

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$19,600	$18,762
Europe, Middle East and Africa	9,350	10,980
Asia Pacific	5,894	6,073
Latin America	1,351	1,513
North America (excluding U.S.)	564	1,051
Total	$36,759	$38,379

For the three months ended March 31, 2015, about 47% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues.

The following table summarizes our revenues by product category (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Core products	$25,897	$23,404
Rich media	7,628	11,422
Programmatic managed services	3,234	3,553
Total	$36,759	$38,379

The following table summarizes our long-lived assets by country (in thousands):

	March 31, 2015	December 31, 2014
Long-Lived Assets:
Israel	$27,876	$24,818
United States	8,165	7,181
Other countries	1,918	2,037
Total	$37,959	$34,036

9.  Related Party Transactions

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

DG’s Expense Allocation to Sizmek	Three Months Ended March 31, 2014
Management and administrative services	$637
Merger, integration and other	4,038
Share-based compensation	3,817
Total	$8,492

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

10.  Subsequent Event – Agreement to Acquire StikeAd

On May 14, 2015, we entered into an Asset Purchase Agreement to acquire certain assets of StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) consisting of intellectual property (including capitalized software), receivables, contracts and relationships with customers and vendors, and property and equipment for $9.5 million in cash and the assumption of a $2.2 million promissory note.  StrikeAd is a mobile DSP (demand side platform) provider based in the United Kingdom.  We intend to combine the StrikeAd assets with our existing programmatic assets to build an end-to-end demand side platform for use by our customers.  The transaction is expected to close during the second quarter of 2015.

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

Our significant accounting policies are described in Note 2 to the consolidated and combined financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”).  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

See Note 4 of our unaudited consolidated and combined financial statements regarding the risk of a future impairment of our goodwill.

Overview

We operate a leading open ad management and distribution platform. We assist 17,000 advertisers and 3,500 agencies engage with consumers in approximately 60 countries across multiple online media channels (mobile, display, rich media, video and social). Our revenues are principally derived from services related to online advertising. Our technology and service help advertisers overcome the fragmentation in the online advertising market and achieve optimal results from their advertising campaigns.

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

Our Business Strategy

Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers. We are in the process of completing the development of a single, end-to-end, integrated ad management platform across all channels and formats. In order to achieve our objective, we need to:

(i)	continue to expand the products available on our platform,

(ii)	expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform, and

(iii)	control our costs.

In 2015, we are focusing on four key growth areas:

(i)
Programmatic Decisioning—Our Peer 39 unit is the largest provider of data for ad buying (and selling) decisions. Our solutions provide page and event based data enabling advertisers to access safer, appropriate and relevant web page environments for their ads.

(ii)	Mobile—With our recent acquisition of Aerify, we now have a robust mobile offering across the mobile web and in-app technology.

(iii)	Video—Our roots and heritage, video is an area of the market also experiencing heavy growth, and is the vehicle of choice for branding advertisers as they move to digital and programmatic.

(iv)	Data—We intend to enable our clients to centralize, manage and activate their data and leverage deeper data sets within our Sizmek MDX platform for dynamic, creative targeting and frequency capping.

Completion of Merger and Spin-Off

Prior to February 7, 2014, we operated as the online segment of DG. On February 7, 2014 the Merger between DG, Extreme Reach and Acquisition Sub was completed. Immediately prior to the Merger, DG contributed its cash and most of its other working capital to us, and the shares of our common stock were distributed to DG's shareholders (the "Spin-Off") resulting in Sizmek becoming a new publicly-held company with its shares traded on the NASDAQ Global Select Market under the symbol SZMK. See Notes 1 and 9 of our consolidated and combined financial statements contained elsewhere herein.

Comparability of Operating Results before and after the Spin-Off

Prior to the Spin-Off, our combined financial statements were derived from the consolidated financial statements and accounting records of DG, which includes an allocation of DG's corporate costs. To a degree, prior to the Spin-Off we benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. Since the Spin-Off, we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods. However, our operating results before and after the Spin-Off are not entirely comparable.  In particular, operating results for the three months ended March 31, 2014 include (i) costs associated with accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off ($6.3 million) and (ii) transaction related costs incurred in connection with completing the Merger and Spin-Off transactions ($4.7 million).

Acquisitions

                We have a history of acquisitions.  In August and September 2014, we acquired Aerify Media and Pixel, respectively.  As a result of these acquisitions, our operating results from period to period are not entirely comparable.  Each of the acquisitions has been included in our results of operations since their respective dates of closing.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

First Quarter 2015 Highlights

•
Revenues declined $1.6 million, or 4%, compared to the same quarter of 2014.  Our rich media revenues continued to decline falling $3.8 million, or 33%, partially offset by a $2.5 million increase, or 11%, in our core products revenue.

•
In the first quarter of 2015, foreign currency exchange rates generally weakened compared with the U.S. Dollar.  This resulted in us reporting lower revenues ($2.2 million) and lower operating expenses ($2.1 million) than if the exchange rates were held constant with those in effect in the first quarter of 2014.

•
Loss from operations decreased $8.0 million in the first quarter of 2015 as compared to the same period of 2014.  The reduction in loss was due to lower share-based compensation expense ($5.7 million) and lower merger, integration and other costs ($4.1 million), partially offset by lower revenues ($1.6 million).  The higher share-based compensation and merger, integration and other expenses in the prior year quarter were due to the completion of the Merger and Spin-Off.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2015	Three Months Ended
	March 31,		vs.	March 31,
	2015	2014	2014	2015	2014
Revenues	$36,759	$38,379	(4)%	100.0%	100.0%
Costs and expenses:
Cost of revenues (a)	13,660	14,486	(6)	37.2	37.7
Selling and marketing	14,203	15,588	(9)	38.6	40.6
Research and development	2,903	3,548	(18)	7.9	9.3
General and administrative	4,554	8,105	(44)	12.4	21.1
Merger, integration and other	834	4,945	(83)	2.3	12.9
Depreciation and amortization	7,439	6,528	14	20.2	17.0
Total costs and expenses	43,593	53,200	(18)	118.6	138.6

Loss from operations	(6,834)	(14,821)	(54)	(18.6)	(38.6)

Other expense, net	979	3	NM	2.7	—

Loss before income taxes	(7,813)	(14,824)	(47)	(21.3)	(38.6)
Provision (benefit) for income taxes	132	(406)	(133)	0.3	(1.0)
Net loss	$(7,945)	$(14,418)	(45)	(21.6)	(37.6)

(a) Excludes depreciation and amortization.

NMNot meaningful.

Revenues.    For the three months ended March 31, 2015, revenues decreased $1.6 million, or 4%, as compared to the same period in the prior year.  The decrease was due to a decline in our rich media services revenue ($3.8 million) and a slight drop in our programmatic managed services revenue ($0.3 million), partially offset by growth in our core products revenue ($2.5 million).  Our rich media services revenue declined due to a reduction in the number of impressions served and a decrease in the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our analytics capabilities ($1.2 million) and mobile services ($1.0 million) and our August 2014 purchase of Aerify Media ($0.6 million), partially offset by slight declines in other services.

For the three months ended March 31, 2015, foreign currency exchange rates generally weakened compared with the U.S. Dollar.  This resulted in our reporting revenues $2.2 million lower than if the exchange rates were held constant with those in effect in the first quarter of 2014.

Cost of Revenues.    For the three months ended March 31, 2015, cost of revenues decreased $0.8 million, or 6%, as compared to the same period in the prior year. As a percentage of revenues, cost of revenues decreased to 37.2% in the first quarter of 2015, as compared to 37.7% in the first quarter of 2014.  Cost of revenues decreased primarily due to a reduction in compensation costs ($1.7 million), partially offset by increases in delivery costs ($0.6 million) and programmatic managed services costs ($0.2 million).  In 2015, compensation costs were reduced due to lower average compensation levels per employee and a reduction in share-based compensation.  In 2014, our share-based compensation expense was higher due to the accelerated vesting of all outstanding share-based payment awards in connection with the completion of the Merger and Spin-Off.  In 2015, delivery costs increased due to the larger file sizes we now deliver, and we reduced the average gross margin we accept in our programmatic managed services business.

Selling and Marketing.    For the three months ended March 31, 2015, selling and marketing expense decreased $1.4 million, or 9%, as compared to the same period in the prior year.  The decrease relates to a reduction in share-based compensation ($1.2 million) and reseller costs ($0.4 million), partially offset by an increase in facility costs ($0.2 million).  In 2014, our share-based compensation expense was higher due to the accelerated vesting of all outstanding share-based payment awards in connection with the completion of the Merger and Spin-Off. Reseller costs involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising.  In 2015, our reseller costs declined due to lower average fees paid to resellers and lower revenues generated by resellers.  As a percentage of revenues, selling and marketing expense decreased to 38.6% in the first quarter of 2015 as compared to 40.6% in the first quarter of 2014.

Research and Development.    For the three months ended March 31, 2015, research and development expense decreased $0.6 million, or 18%, as compared to the same period in the prior year.  The decrease was due to higher capitalized wages.  The increase in capitalized wages was due to working more hours on software development projects that qualified for capitalization.

General and Administrative.    For the three months ended March 31, 2015, general and administrative expense decreased $3.6 million, or 44%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 12.4% in 2015, as compared to 21.1% in 2014.  The decrease was attributable to recognizing a smaller amount of share-based compensation.  In 2014, we recognized $4.1 million as a result of the accelerated vesting of share-based payment awards in connection with the completion of the Merger and Spin-Off.

Merger, Integration and Other.    For the three months ended March 31, 2015, merger, integration and other costs decreased $4.1 million, or 83%, as compared to the same period in the prior year. The decrease relates principally to the recognition of $4.7 million of costs relating to the completion of the Merger and Spin-Off transactions in February 2014.  The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

Depreciation and Amortization.    For the three months ended March 31, 2015, depreciation and amortization increased $0.9 million, or 14%, as compared to the same period in the prior year. The increase was attributable to greater depreciation of capitalized software ($1.3 million), partially offset by lower depreciation of other property and equipment ($0.3 million) and lower amortization ($0.1 million).  The increase in depreciation of capitalized software relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($0.9 million) and (ii) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.

Other expense, net.    For the three months ended March 31, 2015, other expense, net was $1.0 million as compared to a nominal expense (less than $0.1 million) for the same period in 2014.  The 2015 expense primarily relates to foreign exchange losses, which resulted from the strengthening of the U.S. dollar in comparison with other currencies in which we conduct business.

Provision (Benefit) for Income Taxes.    For the three months ended March 31, 2015, our effective tax rate was (1.7)% compared to 2.7% for the same period in 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the three months ended March 31, 2015, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2014.  As a result, we reported lower revenues ($2.2 million), lower operating expenses ($2.1 million), and a lower operating loss ($0.1 million) than if the exchange rates were held constant during both periods.

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$83,210	$90,672
Accounts receivable, net	42,889	51,125
Assets of TV business	1,518	2,470
Property and equipment, net	37,959	34,036
Goodwill	40,154	40,154
Intangible assets, net	67,450	71,306

Liabilities:
Accounts payable and accrued liabilities	21,320	23,147
Deferred income taxes	7,911	8,242

Stockholders’ equity	253,545	266,435

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The decrease in cash and cash equivalents during 2015 primarily relates to our net loss ($7.9 million) and our purchases of treasury stock ($4.5 million), partially offset by changes in operating assets and liabilities.

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 105 days and 96 days at March 31, 2015 and December 31, 2014, respectively.

Assets of TV business relate to assets contributed by DG immediately prior to the Merger. The majority of these assets consists of income tax receivables, but also includes DG's trade receivables from its television customers.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For the three months ended March 31, 2015 and 2014, purchases of property and equipment used to power our ad serving platform were $2.3 million and $0.9 million, respectively.  For the three months ended March 31, 2015 and 2014, capitalized costs of developing software were $4.2 million and $2.6 million, respectively.

Intangible assets decreased during the three months ended March 31, 2015 as a result of amortization.

Accounts payable and accrued liabilities decreased $1.8 million to $21.3 million at March 31, 2015 as compared to $23.1 million at December 31, 2014.  The decrease primarily relates to the timing of payments.

Stockholders' equity decreased by $12.9 million to $253.5 million at March 31, 2015 compared to $266.4 million at December 31, 2014, principally as a result of reporting a $7.9 million net loss and our $4.5 million of purchases of treasury stock.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(7,945)	$(14,418)
Depreciation and amortization	7,439	6,528
Share-based compensation and other	345	6,077
Changes in operating assets and liabilities, net	3,502	2,364
Total	3,341	551

Investing activities:
Purchases of property and equipment	(2,321)	(920)
Capitalized costs of developing software	(4,245)	(2,592)
Other	(29)	(709)
Total	(6,595)	(4,221)

Financing activities:
Purchases of treasury stock	(4,500)	—
Payments of TV business liabilities	(139)	(8,345)
Proceeds from TV business assets	952	27,589
Other	(164)	—
Net contributions from Parent	—	44,833
Total	(3,851)	64,077

Effect of exchange rate changes on cash and cash equivalents	(357)	21

Net (decrease) increase in cash and cash equivalents	$(7,462)	$60,428

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In the first quarter of 2015, we generated $3.3 million in cash from operating activities, as compared to $0.6 million in the first quarter of 2014.  In the first quarter of 2015, the increase in cash generated from operating activities ($2.8 million) was primarily due to (i) a reduction in net loss after adding back the non-cash expenses of depreciation and amortization and share-based compensation ($1.6 million) and (ii) liquidating a larger portion of our net operating assets ($1.1 million).

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

In 2014, we obtained cash from financing activities as a result of capital contributions from DG, our former parent, and liquidating the net TV assets contributed by DG.  In 2015, we used cash in financing activities as a result of our purchases of our common stock.

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $6.5 million held outside the United States at March 31, 2015, all of which can be repatriated into the United States with little or no adverse tax consequences);

•	cash generated from operating activities;

•	borrowings from a credit facility we may enter into; and

•	the issuance of equity securities.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand and (ii) cash generated from operating activities, will satisfy our capital needs for the next twelve months.

Cash Requirements

We expect to use cash in connection with:

•	the purchase of capital assets (including the development of capitalized software projects);

•	the organic growth of our business;

•	the strategic acquisition of related businesses, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition; and

•	purchases of our common stock.

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Through March 31, 2015, we made share repurchases totaling $6.5 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

In May 2015, we entered into an Asset Purchase Agreement to acquire certain assets of StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) consisting of intellectual property (including capitalized software), receivables, contracts and relationships with customers and vendors, and property and equipment for $9.5 million in cash and the assumption of a $2.2 million promissory note.  StrikeAd is a mobile DSP (demand side platform) provider based in the United Kingdom.  We intend to combine the StrikeAd assets with our existing programmatic assets to build an end-to-end demand side platform for use by our customers.  The transaction is expected to close during the second quarter of 2015.

During 2015, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $20 million to $22 million. We expect to use cash to further expand and develop our business.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See a description of our share repurchase program in Part I, Item 2 of this Report under the heading “Liquidity and Capital Resources” and sub heading “Cash Requirements.”  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2015 through January 31, 2015	154,837	$6.46	154,837	$12,000
February 1, 2015 through February 28, 2015	156,887	$6.37	156,887	$11,000
March 1, 2015 through March 31, 2015	306,665	$8.15	306,665	$23,500

Total	618,389	$7.28	618,389	$23,500

Item 6.   EXHIBITS

Exhibits
3.1(a) 3.2(b) 10.1(c)
Amended and Restated Certificate of Incorporation of Registrant.
Second Amended and Restated Bylaws of Registrant.
Amendment to Meruelo Agreement, dated as of March 10, 2015, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Sizmek Inc.

31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

**	Filed herewith.
(a)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed February 4, 2014.
(b)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed November 3, 2014.
(c)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed March 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: May 15, 2015	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: May 15, 2015	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer