Form 10-Q
period 2015-06-30
Sizmek Inc.
filed 2015-08-13
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐  No ☒

As of August 11, 2015, the registrant had 29,550,310 shares of Common Stock, par value $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$66,932	$90,672
Accounts receivable (less allowances of $773 and $813 as of June 30, 2015 and December 31, 2014, respectively)	48,471	51,125
Deferred income taxes	588	636
Restricted cash	1,578	1,538
Other current assets	7,468	5,254
Current assets of TV business	1,270	2,470
Total current assets	126,307	151,695
Property and equipment, net	39,071	34,036
Goodwill	51,288	40,154
Intangible assets, net	68,894	71,306
Deferred income taxes	354	387
Restricted cash	4,590	3,941
Other non-current assets	3,074	3,393
Total assets	$293,578	$304,912

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,813	$3,976
Accrued liabilities	26,101	19,171
Current liabilities of TV business	206	395
Total current liabilities	30,120	23,542
Deferred income taxes	7,645	8,242
Other non-current liabilities	7,797	6,433
Non-current liabilities of TV business	273	260
Total liabilities	45,835	38,477

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 30,496 issued and 29,550 outstanding at June 30, 2015; 30,399 issued and 30,071 outstanding at December 31, 2014	30	30
Treasury stock, at cost (946 shares and 328 shares at June 30, 2015 and December 31, 2014, respectively)	(6,500)	(2,000)
Additional capital	372,995	371,261
Accumulated deficit	(117,183)	(101,341)
Accumulated other comprehensive loss	(1,599)	(1,515)
Total stockholders’ equity	247,743	266,435
Total liabilities and stockholders’ equity	$293,578	$304,912

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Platform related	$35,645	$39,440	$68,537	$74,266
Programmatic managed services	4,571	4,561	8,438	8,114
Total	40,216	44,001	76,975	82,380
Cost of revenues (excluding depreciation and amortization):
Platform related	11,175	12,126	22,010	24,031
Programmatic managed services	3,317	3,142	6,142	5,723
Total	14,492	15,268	28,152	29,754
Selling and marketing	15,433	14,514	29,636	30,102
Research and development	3,674	3,193	6,577	6,741
General and administrative	4,739	5,083	9,293	13,188
Merger, integration and other	1,170	1,344	2,004	6,289
Depreciation and amortization	7,771	6,449	15,210	12,977
Loss from operations	(7,063)	(1,850)	(13,897)	(16,671)
Other expense, net	366	205	1,345	208
Loss before income taxes	(7,429)	(2,055)	(15,242)	(16,879)
Provision (benefit) for income taxes	468	(413)	600	(819)
Net loss	$(7,897)	$(1,642)	$(15,842)	$(16,060)

Basic and diluted loss per common share	$(0.27)	$(0.05)	$(0.53)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted	29,549	30,399	29,666	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OFCOMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(7,897)	$(1,642)	$(15,842)	$(16,060)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	469	(15)	374	(92)
Unrealized gain (loss) on available for sale securities, net of tax	(6)	770	(234)	36
Foreign currency translation adjustment	580	375	(224)	472
Total other comprehensive income (loss)	1,043	1,130	(84)	416

Total comprehensive loss	$(6,854)	$(512)	$(15,926)	$(15,644)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	30,399	$30	(328)	$(2,000)	$371,261	$(101,341)	$(1,515)	$266,435
Net loss	—	—	—	—	—	(15,842)	—	(15,842)
Share-based compensation	—	—	—	—	1,903	—	—	1,903
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	97	—	—	—	(169)	—	—	(169)
Purchase of treasury stock	—	—	(618)	(4,500)	—	—	—	(4,500)
Other comprehensive loss	—	—	—	—	—	—	(84)	(84)
Balance at June 30, 2015	30,496	$30	(946)	$(6,500)	$372,995	$(117,183)	$(1,599)	$247,743

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,842)	$(16,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	7,335	4,959
Amortization of intangibles	7,875	8,018
Share-based compensation	1,903	7,533
Deferred income taxes	(590)	(702)
Benefit for accounts receivable recoveries	(40)	(157)
Gain from recovery of TV business net assets	(50)	—
Other	(2)	(349)
Changes in operating assets and liabilities:
Accounts receivable	6,252	1,814
Other assets	(1,574)	(1,568)
Accounts payable and other liabilities	(5,598)	(1,322)
Net cash (used in) provided by operating activities	(331)	2,166

Cash flows from investing activities:
Purchases of property and equipment	(3,131)	(2,310)
Capitalized costs of developing software	(8,370)	(5,639)
Acquisition, net of cash acquired	(7,541)	—
Purchase of long term investment	—	(975)
Other	(433)	(776)
Net cash used in investing activities	(19,475)	(9,700)

Cash flows from financing activities:
Purchases of treasury stock	(4,500)	—
Payments of TV business liabilities	(126)	(9,346)
Proceeds from TV business assets	1,200	43,013
Payment of tax withholding obligation for shares tendered	(169)	—
Net contributions from Parent	—	44,833
Net cash (used in) provided by financing activities	(3,595)	78,500

Effect of exchange rate changes on cash and cash equivalents	(339)	32
Net (decrease) increase in cash and cash equivalents	(23,740)	70,998
Cash and cash equivalents at beginning of year	90,672	22,648

Cash and cash equivalents at end of period	$66,932	$93,646

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$445	$1,396
Cash received for interest	$(47)	$—
Extended payment obligations incurred to purchase software	$960	$—

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns. We connect approximately 17,000 advertisers and 3,500 agencies to audiences in about 60 countries, serving more than 1.4 trillion impressions a year.

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

The majority of the pre Spin-Off expense allocations were charged to general and administrative expense. For the periods subsequent to the Spin-Off, general and administrative expense as a percentage of revenues (excluding the accelerated recognition of share-based payment awards in connection with the Spin-Off in February 2014) has been comparable to the corresponding period of the prior year. Accordingly, while we benefited from sharing DG's cost structure prior to the Spin-Off, since the Spin-Off we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods.

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

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising spend or budgets of our customers which tend to be at their highest during the holiday season.

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

Effective November 1, 2014, we shortened the estimated remaining useful life of our Sizmek MDX platform assets from an average of 46 months to 20 months in anticipation of our new platform, which is currently in development.  We anticipate the new platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016.  For the first six months of 2015, this change increased our net loss and loss per share by $1.6 million and $0.05, respectively.

Risk of Goodwill Impairment

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

Description	June 30, 2015	December 31, 2014
Current assets of television business:
Income tax receivables	$1,110	$1,943
Trade accounts receivable	—	367
Springbox revenue sharing	160	160
Total	$1,270	$2,470

Current liabilities of television business:
Trade accounts payable	$206	$165
Accrued liabilities	—	230
Total	$206	$395

Non-current liabilities of television business:
Uncertain tax positions	$273	$260

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At June 30, 2015, we had $12.6 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.3 million ($0.4 million asset, net of a $0.1 million liability).  At December 31, 2014, we had $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.2 million liability, net of a $0.1 million asset). The net asset at June 30, 2015 is included in "other current assets" and is expected to be recognized in our results of operations in the next twelve months. The net liability at December 31, 2014 was included in “accrued liabilities.”  The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Hedging gain (loss) recognized in operations	$24	$29	$(47)	$115

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$(3,476)	$(193)	$1,027	$(2,642)

Other comprehensive income (loss) before reclassifications	580	491	(6)	1,065
Amounts reclassified out of AOCL	—	(22)	—	(22)
Net current period activity	580	469	(6)	1,043
Balance at June 30, 2015	$(2,896)	$276	$1,021	$(1,599)

	Six Months Ended June 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(2,672)	$(98)	$1,255	$(1,515)

Other comprehensive income (loss) before reclassifications	(224)	332	(234)	(126)
Amounts reclassified out of AOCL	—	42	—	42
Net current period activity	(224)	374	(234)	(84)
Balance at June 30, 2015	$(2,896)	$276	$1,021	$(1,599)

	Three Months Ended June 30, 2014
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$(1,101)	$39	$1,030	$(32)

Other comprehensive income (loss) before reclassifications	375	10	770	1,155
Amounts reclassified out of AOCL	—	(25)	—	(25)
Net current period activity	375	(15)	770	1,130
Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

	Six Months Ended June 30, 2014
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive income (loss) before reclassifications	472	8	36	516
Amounts reclassified out of AOCI	—	(100)	—	(100)
Net current period activity	472	(92)	36	416
Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

The following table summarizes the reclassifications from AOCI or AOCL to the consolidated and combined statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amounts Reclassified out of AOCI or AOCL
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$3	$4	Cost of revenues
Foreign currency derivatives	1	2	Selling and marketing
Foreign currency derivatives	14	19	Research and development
Foreign currency derivatives	3	5	General and administrative
Foreign currency derivatives	3	(1)	Other, net
Total before taxes	24	29
Tax amounts	(2)	(4)
Income after tax	$22	$25

	Amounts Reclassified out of AOCI or AOCL
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$(5)	$11	Cost of revenues
Foreign currency derivatives	(2)	5	Selling and marketing
Foreign currency derivatives	(34)	54	Research and development
Foreign currency derivatives	(8)	15	General and administrative
Foreign currency derivatives	2	30	Other, net
Total before taxes	(47)	115
Tax amounts	5	(15)
Income (loss) after tax	$(42)	$100

Merger, Integration and Other Expenses

Merger, integration and other expenses reflect the expenses incurred in (i) DG's Merger with Extreme Reach and our Spin-Off from DG, (ii) acquiring or disposing of a business, (iii) integrating an acquired operation (e.g., office closure costs) into the Company and (iv) certain other items of income or expense not deemed to be part of our core operations. A summary of our merger, integration and other expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2015	2014	2015	2014
Merger and Spin-Off (1)	$—	$581	$—	$4,738
Severance	142	357	466	558
Integration and restructuring costs	565	374	1,070	955
Acquisition, legal and due diligence fees	611	32	730	38
Recovery of TV business net assets (2)	(148)	—	(262)	—
Total	$1,170	$1,344	$2,004	$6,289

(1) - See discussion of Merger and Spin-Off under “Separation from Digital Generation, Inc.” in Note 1.

(2) - Represents a reduction in expense due to realizing more TV business net assets than originally estimated at the time of the Spin-Off.

Israel Operations

The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 26% of our workforce is located in Israel.  As a result, we are subject to risks associated with operating in the Middle East.

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

For Sizmek, the amendments in ASU 2014-09 are presently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is not permitted.  An entity shall adopt the amendments in ASU 2014-09 by either (i) retrospectively adjusting each prior reporting period presented or (ii) retrospectively adjusting for the cumulative effect of initially applying ASU 2014-09 at the date of initial adoption. We have not as yet determined (i) the extent to which we expect ASU 2014-09 will impact our reported revenues or (ii) the manner in which it will be adopted.

In July 2015, the FASB affirmed its proposal to defer the effective date of the guidance in ASU 2014-09 for all entities by one year. As a result, if the proposal is formally adopted by the issuance of a new ASU, the new revenue standard (currently discussed in ASU 2014-09) would be effective for Sizmek for annual reporting periods beginning after December 15, 2017.  The FASB also affirmed its proposal to permit all entities to early adopt the guidance in the new revenue standard, but not before annual periods beginning after December 15, 2016.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at June 30, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$28,964	$—	$—	$28,964
Currency forward derivatives / options	(b)	—	319	—	319
Revenue sharing arrangement	(c)	—	—	160	160
Marketable equity securities	(d)	1,362	—	—	1,362
Total		$30,326	$319	$160	$30,805

		Fair Value Measurements at December 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,953	$—	$—	$35,953
Revenue sharing arrangement	(c)	—	—	160	160
Marketable equity securities	(d)	1,596	—	—	1,596
Total		$37,549	$—	$160	$37,709
Liabilities:
Currency forward derivatives / options	(e)	$—	$113	$—	$113

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
Six Months Ended June 30, 2015
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

In connection with our acquisition of Republic Project, we agreed to make additional payments to the sellers if Republic's 2014 or 2015 revenues and adjusted EBITDA exceeded certain levels. As of June 30, 2015, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.

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

a)
Automatic conversion if Abakus sells $2.0 million of Series A Preferred ("Qualified Financing"), whereupon the Convertible Notes shall be converted, at Sizmek's option, at either (i) 75% of the share price in the Qualified Financing, or (ii) the quotient of $7.0 million divided by the number of shares outstanding upon exercise of all dilutive securities, or

b)
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

4. Acquisitions

StrikeAd

On May 28, 2015, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) for $10.3 million. The purchase price includes $7.7 million in cash paid at closing and deferred payment obligations totaling $2.6 million.  StrikeAd operates a mobile demand side platform (“DSP”) based in the United Kingdom.  We intend to combine the StrikeAd assets with our existing programmatic assets to build an end-to-end DSP for use by our customers.

The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction.  StrikeAd has been included in our results of operations since the date of closing.

The $10.3 million purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values. For estimation purposes, we preliminarily allocated $4.3 million to developed technology, $1.1 million to customer relationships and $11.1 million to goodwill.  The developed technology and customer relationships acquired in the transaction are presently being amortized on a straight-line basis over 3.2 years and 5.7 years, respectively.  The weighted average amortization period is 3.7 years. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  The acquired assets include $3.7 million of gross receivables, which we recognized at their estimated fair value of $3.5 million.  For 2014, StrikeAd reported revenues of $11.0 million and a loss before income taxes of $6.2 million.  For the period from the acquisition date through June 30, 2015, StrikeAd reported $0.8 million of revenues.  The purchase price allocation is preliminary pending the completion of the valuation analysis.

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

The $6.25 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $2.05 million to developed technology, $0.4 million to customer relationships and $3.8 million to goodwill.  The developed technology and customer relationships acquired in the transaction are being amortized on a straight-line basis over 4 years and 5 years, respectively. The weighted average amortization period is 4.2 years. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  For 2013, Aerify reported revenues of $3.1 million and a loss before income taxes of $0.6 million.  The purchase price allocation is final.

Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	StrikeAd (preliminary)	Pixel	Aerify
Cash	$0.1	$—	$—
Receivables	3.5	—	—
Other current assets	0.1	—	—
Customer relationships	1.1	—	0.4
Developed technology	4.3	—	2.1
Goodwill	11.1	0.5	3.8
Total assets acquired	20.2	0.5	6.3
Less liabilities assumed	(9.9)	—	—
Net assets acquired	$10.3	$0.5	$6.3

Pro Forma Information

The following pro forma information presents our results of operations for the six months ended June 30, 2015 and 2014 as if the acquisitions of StrikeAd, Pixel and Aerify had occurred on January 1, 2014 (in thousands). A table of actual amounts is provided for reference.

	As Reported Six Months Ended June 30,		Unaudited Pro Forma Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$76,975	$82,380	$80,528	$88,792
Net loss	(15,842)	(16,060)	(18,161)	(19,009)

5. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the six months ended June 30, 2015 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2014	$380,681	$(340,527)	$40,154
Acquisition of StrikeAd	11,134	—	11,134
Balance at June 30, 2015	$391,815	$(340,527)	$51,288

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

During the third quarter of 2014, we determined that indicators of potential impairment existed requiring us to perform an interim goodwill impairment test.  As a result, we performed an extensive analysis to estimate the fair value of the Company using a discounted cash flow methodology.  The analysis concluded that the implied fair value of the Company's goodwill was $98.2 million less than its carrying value, which we recorded as a goodwill impairment loss during the third quarter of 2014.

ASC 350-20-35 allows an entity to assess qualitatively whether it is necessary to perform step one of the prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required.  Since we had performed an extensive analysis of the fair value of the Company as of September 30, 2014, at December 31, 2014, we performed a qualitative assessment of our goodwill and determined that the two-step process was not necessary.  Further, at June 30, 2015, we are not aware of any events or changes in circumstances that would indicate the carrying value of our goodwill may not be recoverable.

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

6.  Share-based Compensation

Prior to our Spin-Off from DG on February 7, 2014, certain of our employees participated in DG’s equity based incentive programs.  Share-based compensation expense reflected in the accompanying financial statements up until February 7, 2014 relates to DG’s stock plan awards and not to our stock awards.  Immediately prior to completing the Spin-Off transaction, all outstanding equity awards became fully vested and were converted into shares of DG Common Stock to the extent the award had an intrinsic value. Equity awards with no intrinsic value were cancelled.  DG’s equity incentive plans were terminated in connection with the Merger Agreement (see Note 1).  Below is a summary of our share-based compensation expense related to the stock awards (in thousands):

	Six Months Ended June 30,
Description	2015	2014
DG stock options and RSUs awarded to our employees	$—	$2,650
DG share-based awards allocated to us as part of corporate services	—	3,817
Sizmek share-based awards granted	1,903	1,066
Total	$1,903	$7,533

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

In the second quarter of 2015, Sizmek’s Compensation Committee granted (i) 87,251 performance-based RSUs, (ii) 361,112 time-based RSUs and (iii) 86,175 time-based stock options to certain of our employees.  The RSUs and stock options expected to vest were valued at $3.4 million and $0.4 million, respectively.  The awards (i) vest over periods ranging from one to three years, (ii) are subject to the employees’ continued employment with us, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).

Generally, the awards granted in 2015 vest on an accelerated basis upon the occurrence of the holder’s (a) death, (b) termination by reason of disability, (c) termination without Cause (as defined) following a Change of Control (as defined) or (d) resignation for Good Reason (as defined) following a Change in Control.  Unrecognized compensation costs related to unvested RSUs and stock options were $7.7 million at June 30, 2015.

7.  Income Taxes

For the six months ended June 30, 2015, our effective tax rate was (3.9)% compared to 4.9% for the six months ended June 30, 2014.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and changes in our valuation allowances in the U.S. and state jurisdictions within the U.S.  In the U.S. and state jurisdictions within the U.S., we have historically experienced tax losses.  As a result, we do not recognize a tax benefit in the U.S. or state jurisdictions within the U.S. when we incur taxable losses as realization of those tax benefits is not likely.  Conversely, in certain foreign jurisdictions we report taxable income and pay tax on that income in accordance with the tax statutes of those jurisdictions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the six months ended June 30, 2015, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For each of the six month periods ended June 30, 2015 and 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements. The changes in uncertain tax positions for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of year	$1,507	$1,701
Additions for tax positions related to prior years	39	—
Balance at end of period	$1,546	$1,701

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of June 30, 2015, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was not determined to be more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at June 30, 2015 and December 31, 2014.

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

The following table presents our loss per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(7,897)	$(1,642)	$(15,842)	$(16,060)

Weighted average common shares outstanding — basic	29,549	30,399	29,666	30,399
Dilutive securities	—	—	—	—
Weighted average common shares outstanding - diluted	29,549	30,399	29,666	30,399

Basic and diluted loss per common share	$(0.27)	$(0.05)	$(0.53)	$(0.53)

Antidilutive securities not included:
Stock options and RSUs	1,268	864	1,266	503

9.  Geographical Information and Product Categories

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$20,975	$19,779	$40,575	$38,541
Europe, Middle East and Africa	11,821	14,647	21,171	25,627
Asia Pacific	5,177	6,339	11,071	12,412
Latin America	1,398	2,203	2,749	3,716
North America (excluding U.S.)	845	1,033	1,409	2,084
Total	$40,216	$44,001	$76,975	$82,380

For the six months ended June 30, 2015, about 47% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues.

The following table summarizes our revenues by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Core products	$28,160	$27,685	$53,424	$51,089
Rich media	7,485	11,755	15,113	23,177
Programmatic managed services	4,571	4,561	8,438	8,114
Total	$40,216	$44,001	$76,975	$82,380

The following table summarizes our long-lived assets by country (in thousands):

	June 30, 2015	December 31, 2014
Long-Lived Assets:
Israel	$29,403	$24,818
United States	7,717	7,181
Other countries	1,951	2,037
Total	$39,071	$34,036

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

DG’s Expense Allocation to Sizmek	Six Months Ended June 30, 2014
Management and administrative services	$637
Merger, integration and other	4,038
Share-based compensation	3,817
Total	$8,492

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

We consider the allocated cost for corporate services, employee benefits and incentives to be reasonable based on our utilization of such services. However, we believe the allocated cost for these services are different from the cost we would have incurred if we had been an independent publicly-traded company during those periods.

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

Overview

We operate a leading open ad management and distribution platform. We assist approximately 17,000 advertisers and 3,500 agencies engage with consumers in approximately 60 countries across multiple online media channels (mobile, display, rich media, video and social). Our revenues are principally derived from services related to online advertising. Our technology and service help advertisers overcome the fragmentation in the online advertising market and achieve optimal results from their advertising campaigns.

Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, and the continued growth of online and other alternative advertising.

Our Business Strategy

Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers. We are in the process of completing the development of a single, integrated ad management platform across multiple channels and formats that we anticipate making available to our customers by the end of 2015.  In order to achieve our objective, we need to:

(i)	continue to expand the products available on our platform,

(ii)	expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform, and

(iii)	control our costs.

In 2015, we are focusing on four key growth areas:

(i)
Programmatic Analytics—we believe our Peer 39 unit is the largest provider of data for ad buying (and selling) decisions by customers’ world-wide. Our solutions provide page and event based data enabling advertisers to access safer, appropriate and relevant web page environments for their ads.

(ii)	Mobile—with our recent acquisition of Aerify, we now have a robust mobile offering across the mobile web and in-app technology.

(iii)
Video—our roots and heritage, video is an area of the market also experiencing heavy growth, and is the vehicle of choice for branding advertisers as they move to digital and programmatic managed services.

(iv)	Data—we intend to enable our clients to centralize, manage and activate their data and leverage deeper data sets within our Sizmek MDX platform for dynamic, creative targeting and frequency capping.

Completion of Merger and Spin-Off

Prior to February 7, 2014, we operated as the online segment of DG. On February 7, 2014 the Merger between DG, Extreme Reach and Acquisition Sub was completed. Immediately prior to the Merger, DG contributed its cash and most of its other working capital to us, and the shares of our common stock were distributed to DG's shareholders (the "Spin-Off") resulting in Sizmek becoming a new publicly-held company with its shares traded on the NASDAQ Global Select Market under the symbol SZMK. See Notes 1 and 10 of our consolidated and combined financial statements contained elsewhere herein.

Comparability of Operating Results before and after the Spin-Off

Prior to the Spin-Off, our combined financial statements were derived from the consolidated financial statements and accounting records of DG, which includes an allocation of DG's corporate costs. To a degree, prior to the Spin-Off we benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. Since the Spin-Off, we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods. However, our operating results before and after the Spin-Off are not entirely comparable.  In particular, operating results for the six months ended June 30, 2014 include (i) costs associated with accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off ($6.3 million) and (ii) transaction related costs incurred in connection with completing the Merger and Spin-Off transactions ($4.7 million).

Acquisitions

We have a history of acquisitions.  In August 2014, September 2014 and May 2015, we acquired Aerify Media, Pixel and StrikeAd, respectively.  As a result of these acquisitions, our operating results from period to period are not entirely comparable.  Each of the acquisitions has been included in our results of operations since their respective dates of closing.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising spend or budgets of our customers which tend to be at their highest during the holiday season.

Second Quarter 2015 Highlights

•
Revenues declined $3.8 million, or 9%, compared to the same quarter of 2014.  Our rich media revenues continued to decline falling $4.3 million, or 36%, partially offset by a $0.5 million increase, or 2%, in our core products revenue.

•
In the second quarter of 2015, foreign currency exchange rates generally weakened compared with the U.S. Dollar, when compared to the second quarter of 2014.  This resulted in us reporting lower revenues ($2.8 million) and lower operating expenses ($2.3 million) than if the exchange rates were held constant with those in effect in the second quarter of 2014.

•
Loss from operations increased $5.2 million in the second quarter of 2015 as compared to the same period of 2014.  The increase in loss was due to lower revenues ($3.8 million) and higher operating expenses ($1.4 million).  The increase in operating expenses was largely due to higher depreciation and amortization ($1.3 million) and selling and marketing expense ($0.9 million), partially offset by lower cost of revenues ($0.8 million).  As a result of our operating performance being lower than expected, we reduced certain performance based compensation that we accrue during the year based upon our assumption of achieving performance based goals by year-end.

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Three Months Ended		2015	Three Months Ended
	June 30,		vs.	June 30,
	2015	2014	2014	2015	2014
Revenues:
Platform	$35,645	$39,440	(10)%	88.6%	89.6%
Programmatic	4,571	4,561	—	11.4	10.4
Total	40,216	44,001	(9)	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	11,175	12,126	(8)	27.8	27.6
Programmatic (a)	3,317	3,142	6	8.2	7.1
Total	14,492	15,268	(5)	36.0	34.7
Selling and marketing	15,433	14,514	6	38.5	33.0
Research and development	3,674	3,193	15	9.1	7.3
General and administrative	4,739	5,083	(7)	11.8	11.5
Merger, integration and other	1,170	1,344	(13)	2.9	3.0
Depreciation and amortization	7,771	6,449	20	19.3	14.7
Total costs and expenses	47,279	45,851	3	117.6	104.2

Loss from operations	(7,063)	(1,850)	282	(17.6)	(4.2)

Other expense, net	366	205	79	0.9	0.5

Loss before income taxes	(7,429)	(2,055)	262	(18.5)	(4.7)
Provision (benefit) for income taxes	468	(413)	(213)	1.2	(1.0)
Net loss	$(7,897)	$(1,642)	381	(19.7)	(3.7)

(a) Excludes depreciation and amortization.

Revenues – Platform.    For the three months ended June 30, 2015, platform revenues decreased $3.8 million, or 10%, as compared to the same period in the prior year.  The decrease was due to a decline in our rich media services revenue ($4.3 million), partially offset by growth in our core products revenue ($0.5 million).  Our rich media services revenue declined due to a reduction in the number of impressions served and a decrease in the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our mobile services and our smart versioning optimization product, partially offset by slight declines in other services.

Revenues – Programmatic.    For the three months ended June 30, 2015, programmatic managed services revenues were essentially unchanged as compared to the same period in the prior year.  A decrease in our trading revenues ($1.2 million) was offset by revenues from our acquisitions of Aerify Media (August 2014) and StrikeAd (May 2015).

Revenues – Foreign Currency Impact.  For the three months ended June 30, 2015, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the three months ended June 30, 2014.  This resulted in us reporting revenues $2.8 million lower than if the exchange rates were held constant with those in effect in the second quarter of 2014.

Cost of Revenues – Platform.    For the three months ended June 30, 2015, platform cost of revenues decreased $1.0 million, or 8%, as compared to the same period in the prior year. As a percentage of total revenues, platform cost of revenues increased to 27.8% in the second quarter of 2015, as compared to 27.6% in the second quarter of 2014.  Platform cost of revenues decreased primarily due to a reduction in compensation costs ($0.8 million) and professional fees ($0.3 million), partially offset by an increase in delivery costs ($0.4 million).  In the second quarter of 2015, compensation costs were reduced due to lower average compensation levels per employee.  In the second quarter of 2015, delivery costs increased due to the larger file sizes we now deliver.

Cost of Revenues – Programmatic.    For the three months ended June 30, 2015, programmatic cost of revenues increased $0.2 million, or 6%, as compared to the same period in the prior year.  The increase was due to a reduction in the average gross margin we accept in our programmatic managed services business.

Selling and Marketing.    For the three months ended June 30, 2015, selling and marketing expense increased $0.9 million, or 6%, as compared to the same period in the prior year.  The increase relates to higher compensation costs ($1.3 million), partially offset by a reduction in professional fees ($0.2 million) and reseller costs ($0.1 million).  In 2015, we added to our sales staff to better serve our customer base.  Professional fees declined due to using more employees and less consultants to service our customers.  Reseller costs involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising.  In the second quarter of 2015, our reseller costs declined due to lower average fees paid to resellers and lower revenues generated by resellers.  As a percentage of revenues, selling and marketing expense increased to 38.5% in the second quarter of 2015 as compared to 33.0% in the second quarter of 2014, due to an increase in selling and marketing spending and a 9% decline in our overall revenues as compared to the year-earlier quarter.

Research and Development.    For the three months ended June 30, 2015, research and development expense increased $0.5 million, or 15%, as compared to the same period in the prior year.  The increase was due to higher cloud computing costs.

General and Administrative.    For the three months ended June 30, 2015, general and administrative expense decreased $0.3 million, or 7%, as compared to the same period in the prior year.  The decrease was attributable to a reduction in the average salary, bonus and share-based compensation per general and administrative employee.  As a percentage of revenues, general and administrative expense increased to 11.8% in 2015, as compared to 11.5% in 2014.

Merger, Integration and Other.    For the three months ended June 30, 2015, merger, integration and other costs decreased $0.2 million, or 13%, as compared to the same period in the prior year. The decrease principally relates to a reduction in (i) Merger and Spin-Off costs and (ii) severance costs in connection with completing our Spin-Off from DG in February 2014, partially offset by an increase in acquisition related costs in connection with our purchase of StrikeAd in May 2015, and pursuing other corporate transactions.

Depreciation and Amortization.    For the three months ended June 30, 2015, depreciation and amortization increased $1.3 million, or 20%, as compared to the same period in the prior year. The increase was attributable to greater depreciation of capitalized software ($1.5 million), partially offset by lower depreciation of other property and equipment ($0.1 million).  The increase in depreciation of capitalized software relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($0.9 million) and (ii) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.

Other expense, net.    For the three months ended June 30, 2015, other expense, net was $0.4 million as compared to $0.2 million for the same period in 2014.  The 2015 expense primarily relates to foreign exchange losses, which resulted from the strengthening of the U.S. dollar in comparison with other currencies in which we conduct business.

Provision (Benefit) for Income Taxes.    For the three months ended June 30, 2015, our effective tax rate was (6.3)% compared to 20.1% for the same period in 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the three months ended June 30, 2015, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2014.  As a result, we reported lower revenues ($2.8 million), lower operating expenses ($2.3 million), and a larger operating loss ($0.5 million) than if the exchange rates were held constant during both periods.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Six Months Ended		2015	Six Months Ended
	June 30,		vs.	June 30,
	2015	2014	2014	2015	2014
Revenues
Platform	$68,537	$74,266	(8)%	89.0%	90.2%
Programmatic	8,438	8,114	4	11.0	9.8
Total	76,975	82,380	(7)	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	22,010	24,031	(8)	28.6	29.2
Programmatic (a)	6,142	5,723	7	8.0	6.9
Total	28,152	29,754	(5)	36.6	36.1
Selling and marketing	29,636	30,102	(2)	38.5	36.5
Research and development	6,577	6,741	(2)	8.5	8.2
General and administrative	9,293	13,188	(30)	12.1	16.0
Merger, integration and other	2,004	6,289	(68)	2.6	7.6
Depreciation and amortization	15,210	12,977	17	19.8	15.8
Total costs and expenses	90,872	99,051	(8)	118.1	120.2

Loss from operations	(13,897)	(16,671)	(17)	(18.1)	(20.2)

Other expense, net	1,345	208	NM	1.7	0.3

Loss before income taxes	(15,242)	(16,879)	(10)	(19.8)	(20.5)
Provision (benefit) for income taxes	600	(819)	(173)	0.8	(1.0)
Net loss	$(15,842)	$(16,060)	(1)	(20.6)	(19.5)

(a) Excludes depreciation and amortization.

NMNot meaningful.

Revenues – Platform.    For the six months ended June 30, 2015, revenues decreased $5.7 million, or 8%, as compared to the same period in the prior year.  The decrease was due to a decline in our rich media services revenue ($8.0 million), partially offset by growth in our core products revenue ($2.3 million).  Our rich media services revenue declined due to a reduction in the number of impressions served and a decrease in the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our mobile services and our analytics capabilities, partially offset by slight declines in other services.

Revenues – Programmatic.    For the six months ended June 30, 2015, programmatic managed services revenues increased $0.3 million, or 4%, as compared to the same period in the prior year.  Revenues from our acquisitions of Aerify Media (August 2014) and StrikeAd (May 2015) of $1.8 million were partially offset by a decrease in our trading revenues ($1.5 million).

Revenues – Foreign Currency Impact.  For the six months ended June 30, 2015, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the six months ended June 30, 2014.  This resulted in us reporting revenues $5.0 million lower than if the exchange rates were held constant with those in effect in the first six months of 2014.

Cost of Revenues – Platform.    For the six months ended June 30, 2015, platform cost of revenues decreased $2.0 million, or 8%, as compared to the same period in the prior year. As a percentage of total revenues, platform cost of revenues decreased to 28.6% in the first half of 2015, as compared to 29.2% in the same 2014 period.  Platform cost of revenues decreased primarily due to a reduction in compensation costs ($2.5 million) and professional fees ($0.6 million), partially offset by increases in delivery costs ($1.0 million).  In 2015, compensation costs were reduced due to lower average compensation levels per employee.  In addition, our share-based compensation expense was higher in the 2014 period due to the accelerated vesting of all outstanding share-based payment awards in connection with the completion of the Merger and Spin-Off in February 2014.  Professional fees decreased due primarily to lower consulting costs.  In 2015, delivery costs increased due to higher data center costs which increased partially as a result of the larger file sizes we now deliver.

Cost of Revenues – Programmatic.    For the six months ended June 30, 2015, programmatic cost of revenues increased $0.4 million, or 7%, as compared to the same period in the prior year.  The increase was due to a reduction in the average gross margin we accept in our programmatic managed services business.

Selling and Marketing.    For the six months ended June 30, 2015, selling and marketing expense decreased $0.5 million, or 2%, as compared to the same period in the prior year.  The decrease relates to a reduction in reseller costs ($0.5 million) and professional fees ($0.3 million), partially offset by an increase in compensation costs ($0.2 million).  In the first half of 2015, our reseller costs declined due to lower average fees paid to resellers and lower revenues generated by resellers.  Professional fees declined due to lower legal and consulting fees.  Compensation costs increased due to hiring more sales and marketing personnel to serve our customers.  As a percentage of revenues, selling and marketing expense increased to 38.5% in the six months ended June 30, 2015 as compared to 36.5% in the same 2014 period.

Research and Development.    For the six months ended June 30, 2015, research and development expense decreased $0.2 million, or 2%, as compared to the same period in the prior year.  The decrease was due to lower compensation costs ($0.7 million), partially offset by an increase in cloud computing costs ($0.5 million).  Compensation costs decreased due to higher capitalized wages.  The increase in capitalized wages was due to working more hours on software development projects that qualified for capitalization.

General and Administrative.    For the six months ended June 30, 2015, general and administrative expense decreased $3.9 million, or 30%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 12.1% in the first half of 2015, as compared to 16.0% in the same 2014 period.  The decrease was attributable to recognizing a smaller amount of share-based compensation.  In the six months ended June 30, 2014, we recognized $4.1 million of share-based compensation as a result of the accelerated vesting of share-based payment awards in connection with the completion of the Merger and Spin-Off.

Merger, Integration and Other.    For the six months ended June 30, 2015, merger, integration and other costs decreased $4.3 million, or 68%, as compared to the same period in the prior year. The decrease principally relates to a reduction in (i) Merger and Spin-Off costs and (ii) severance costs in connection with completing our Spin-Off from DG in February 2014, partially offset by an increase in acquisition related costs in connection with our purchase of StrikeAd in May 2015 and pursuing other corporate transactions.

Depreciation and Amortization.    For the six months ended June 30, 2015, depreciation and amortization increased $2.2 million, or 17%, as compared to the same period in the prior year. The increase was attributable to greater depreciation of capitalized software ($2.8 million), partially offset by lower depreciation of other property and equipment ($0.4 million) and lower amortization of intangible assets ($0.1 million).  The increase in depreciation of capitalized software for the six months ended June 30, 2015 relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($1.7 million) and (ii) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.  The reduction in property and equipment depreciation in the first half of 2015 was due to certain assets becoming fully depreciated.

Other expense, net.    For the six months ended June 30, 2015, other expense, net was $1.3 million as compared to $0.2 million for the same period in 2014.  The increase in expense ($1.1 million) relates to increases in foreign exchange losses, which resulted from the U.S. dollar strengthening in comparison with other currencies in which we conduct our business.

Provision (Benefit) for Income Taxes.    For the six months ended June 30, 2015, our effective tax rate was (3.9)% compared to 4.9% for the same period in 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the six months ended June 30, 2015, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2014.  As a result, we reported lower revenues ($5.0 million), lower operating expenses ($4.4 million), and a larger operating loss ($0.6 million) than if the exchange rates were held constant during both periods.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$66,932	$90,672
Accounts receivable, net	48,471	51,125
Assets of TV business	1,270	2,470
Property and equipment, net	39,071	34,036
Goodwill	51,288	40,154
Intangible assets, net	68,894	71,306

Liabilities:
Accounts payable and accrued liabilities	29,914	23,147
Deferred income taxes	7,645	8,242

Stockholders’ equity	247,743	266,435

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity, including the purchase and sale of our common stock. The decrease in cash and cash equivalents during 2015 primarily relates to (i) our investment in capital assets ($11.5 million), (ii) our purchase of StrikeAd ($7.5 million) and (iii) our purchases of treasury stock ($4.5 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 110 days and 96 days at June 30, 2015 and December 31, 2014, respectively.

Assets of TV business relate to assets contributed by DG immediately prior to the Spin-Off. The majority of these assets consists of income tax receivables.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For the six months ended June 30, 2015 and 2014, purchases of property and equipment used to support our ad serving platform were $3.1 million and $2.3 million, respectively.  For the six months ended June 30, 2015 and2014, capitalized costs of developing software were $8.4 million and $5.6 million, respectively.

Intangible assets decreased during the six months ended June 30, 2015 as a result of amortization, partially offset by intangible assets acquired in our purchase of StrikeAd.

Accounts payable and accrued liabilities increased $6.8 million to $29.9 million at June 30, 2015 as compared to $23.1 million at December 31, 2014.  The increase relates to the liabilities assumed in the purchase of StrikeAd and the portion of the purchase price that was deferred ($2.6 million).

Stockholders' equity decreased by $18.7 million to $247.7 million at June 30, 2015 compared to $266.4 million at December 31, 2014, principally as a result of reporting a $15.8 million net loss and our $4.5 million of purchases of treasury stock.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(15,842)	$(16,060)
Depreciation and amortization	15,210	12,977
Share-based compensation and other	1,221	6,325
Changes in operating assets and liabilities, net	(920)	(1,076)
Total	(331)	2,166

Investing activities:
Purchases of property and equipment	(3,131)	(2,310)
Capitalized costs of developing software	(8,370)	(5,639)
Acquisition, net of cash acquired	(7,541)	—
Other	(433)	(1,751)
Total	(19,475)	(9,700)

Financing activities:
Purchases of treasury stock	(4,500)	—
Payments of TV business liabilities	(126)	(9,346)
Proceeds from TV business assets	1,200	43,013
Other	(169)	—
Net contributions from Parent	—	44,833
Total	(3,595)	78,500

Effect of exchange rate changes on cash and cash equivalents	(339)	32

Net (decrease) increase in cash and cash equivalents	$(23,740)	$70,998

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation.  In the first six months of 2015, we used $0.3 million of cash in operating activities, as compared to generating $2.2 million in cash from operating activities in the first six months of 2014.  In the first six months of 2015, the reduction in cash generated from operating activities ($2.5 million), as compared to the first six months of 2014, was primarily due to a decline in aggregate non-cash operating expenses (depreciation and amortization and share-based compensation) of $3.4 million, while the net loss for both periods remained relatively unchanged.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

In the first six months of 2014, we obtained cash from financing activities as a result of capital contributions from DG, our former parent, and liquidating the net TV assets contributed by DG.  In the first six months of 2015, we used cash in financing activities as a result of our purchases of our common stock, and used cash in investing activities with our purchase of StrikeAd ($7.5 million).

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $8.9 million held outside the United States at June 30, 2015, all of which can be repatriated into the United States with little or no adverse tax consequences);

•	cash generated from operating activities;

•	borrowings from a credit facility we may enter into; and

•	the issuance of equity securities.

We believe our sources of liquidity, including (i) cash and cash equivalents on hand and (ii) cash generated from operating activities, will satisfy our capital needs for the next twelve months.

Cash Requirements

We routinely evaluate our liquidity requirements, including alternative sources and uses of cash.  As a result of this process:

        we expect to use cash in connection with:

•	the purchase of capital assets (including the development of capitalized software projects);

•	the organic growth of our business; and

        we could use cash in connection with:

•	the strategic acquisition of related businesses, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition; and

•	purchases of our common stock.

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through June 30, 2015, we made share repurchases totaling $6.5 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

During 2015, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $22 million to $24 million, a portion of which will be used toward completion of our new ad serving platform. We expect to use cash to further expand and develop our business as we anticipate our new ad serving platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See a description of our share repurchase program in Part I, Item 2 of this Report under the heading “Liquidity and Capital Resources” and sub heading “Cash Requirements.”  There were no purchases made under our share repurchase program during the three months ended June 30, 2015.  As of June 30, 2015, $23.5 million remained available for future share repurchases under the share repurchase program.

Item 6.   EXHIBITS

Exhibits
3.1(a) 3.2(b) 10.1 ** 31.1 **
Amended and Restated Certificate of Incorporation of Registrant.
Second Amended and Restated Bylaws of Registrant.
Separation Agreement and General Release of Claims dated May 8, 2015 between Sizmek Inc. and Sean Markowitz.*
Rule 13a-14(a)/15d-14(a) Certification.

31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

* **	Management contract or compensatory plan or arrangement. Filed herewith.
(a)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed February 4, 2014.
(b)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed November 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: August 13, 2015	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: August 13, 2015	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer