Form 10-Q
period 2015-09-30
Sizmek Inc.
filed 2015-11-13
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☐   No ☒

As of November 11, 2015, the registrant had 29,584,359 shares of Common Stock, par value $0.001, outstanding.

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

        Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	our ability to further identify, develop and achieve commercial success for new online products and services including mobile, video and programmatic managed services;

•	our ability to replace our existing Sizmek MDX platform with a new platform that is currently in development without experiencing service disruptions;

•	continued or accelerating decline in our rich-media business;

•	delays in product offerings;

•	the development and pricing of competing online services and products;

•	consolidation of the digital industry and of digital advertising networks;

•	slower than expected development of the digital advertising market;

•	our ability to protect our proprietary technologies;

•	identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

•	security threats to our computer networks;

•	operating in a variety of foreign jurisdictions;

•	fluctuations in currency exchange rates;

•	adaption to new, changing, and competitive technologies;

•	potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

•	our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•	other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$64,865	$90,672
Accounts receivable (less allowances of $978 and $813 as of September 30, 2015 and December 31, 2014, respectively)	43,835	51,125
Deferred income taxes	620	636
Restricted cash	1,524	1,538
Other current assets	7,501	5,254
Current assets of TV business	957	2,470
Total current assets	119,302	151,695
Property and equipment, net	39,637	34,036
Goodwill	51,288	40,154
Intangible assets, net	65,293	71,306
Deferred income taxes	358	387
Restricted cash	4,625	3,941
Other non-current assets	3,231	3,393
Total assets	$283,734	$304,912

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$4,177	$3,976
Accrued liabilities	24,167	19,171
Current liabilities of TV business	420	395
Total current liabilities	28,764	23,542
Deferred income taxes	7,299	8,242
Other non-current liabilities	7,494	6,433
Non-current liabilities of TV business	273	260
Total liabilities	43,830	38,477

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,584 issued and outstanding at September 30, 2015; 30,399 issued and 30,071 outstanding at December 31, 2014	30	30
Treasury stock, at cost (328 shares at December 31, 2014)	—	(2,000)
Additional capital	367,566	371,261
Accumulated deficit	(124,731)	(101,341)
Accumulated other comprehensive loss	(2,961)	(1,515)
Total stockholders’ equity	239,904	266,435
Total liabilities and stockholders’ equity	$283,734	$304,912

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Platform related	$32,869	$35,380	$101,406	$109,646
Programmatic managed services	7,397	4,133	15,835	12,247
Total	40,266	39,513	117,241	121,893
Cost of revenues (excluding depreciation and amortization):
Platform related	11,029	11,708	33,039	35,739
Programmatic managed services	6,002	2,566	12,144	8,289
Total	17,031	14,274	45,183	44,028
Selling and marketing	15,597	14,082	45,233	44,184
Research and development	3,816	3,300	10,393	10,041
General and administrative	5,005	4,276	14,298	17,464
Merger, integration and other	1,447	221	3,451	6,510
Depreciation and amortization	7,524	6,280	22,734	19,257
Goodwill impairment	—	98,196	—	98,196
Loss from operations	(10,154)	(101,116)	(24,051)	(117,787)
Other (income) expense, net	(58)	479	1,287	687
Loss before income taxes	(10,096)	(101,595)	(25,338)	(118,474)
Benefit for income taxes	(2,548)	(213)	(1,948)	(1,032)
Net loss	$(7,548)	$(101,382)	$(23,390)	$(117,442)

Basic and diluted loss per common share	$(0.26)	$(3.34)	$(0.79)	$(3.86)

Weighted average common shares outstanding:
Basic and diluted	29,567	30,399	29,633	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,548)	$(101,382)	$(23,390)	$(117,442)
Other comprehensive loss:
Unrealized loss on derivatives, net of tax	(381)	(24)	(7)	(116)
Unrealized loss on available for sale securities, net of tax	(176)	(157)	(410)	(121)
Foreign currency translation adjustment	(805)	(989)	(1,029)	(517)
Total other comprehensive loss	(1,362)	(1,170)	(1,446)	(754)

Total comprehensive loss	$(8,910)	$(102,552)	$(24,836)	$(118,196)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	30,399	$30	(328)	$(2,000)	$371,261	$(101,341)	$(1,515)	$266,435
Net loss	—	—	—	—	—	(23,390)	—	(23,390)
Share-based compensation	—	—	—	—	3,141	—	—	3,141
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	131	—	—	—	(336)	—	—	(336)
Purchase of treasury stock	—	—	(618)	(4,500)	—	—	—	(4,500)
Retirement of treasury stock	(946)	—	946	6,500	(6,500)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,446)	(1,446)
Balance at September 30, 2015	29,584	$30	—	$—	$367,566	$(124,731)	$(2,961)	$239,904

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,390)	$(117,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	98,196
Depreciation of property and equipment	11,205	7,484
Amortization of intangibles	11,529	11,773
Share-based compensation	3,141	8,430
Deferred income taxes	(929)	(1,040)
Provision (benefit) for accounts receivable recoveries	165	(134)
Write-off (recovery) of TV business net assets	94	(1,819)
Other	23	(384)
Changes in operating assets and liabilities:
Accounts receivable	10,174	4,333
Other assets	(2,524)	1,092
Accounts payable and other liabilities	(6,665)	(1,370)
Net cash provided by operating activities	2,823	9,119

Cash flows from investing activities:
Purchases of property and equipment	(3,488)	(3,840)
Capitalized costs of developing software	(12,557)	(9,643)
Acquisitions, net of cash acquired	(7,541)	(6,079)
Purchase of long term investment	—	(975)
Other	(476)	(842)
Net cash used in investing activities	(24,062)	(21,379)

Cash flows from financing activities:
Purchases of treasury stock	(4,500)	—
Payment of seller financing	(625)	—
Payments of TV business liabilities	(342)	(9,431)
Proceeds from TV business assets	1,809	45,408
Payment of tax withholding obligation for shares tendered	(336)	—
Net contributions from Parent	—	44,833
Net cash (used in) provided by financing activities	(3,994)	80,810

Effect of exchange rate changes on cash and cash equivalents	(574)	31
Net (decrease) increase in cash and cash equivalents	(25,807)	68,581
Cash and cash equivalents at beginning of year	90,672	22,648

Cash and cash equivalents at end of period	$64,865	$91,229

Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$574	$(1,272)
Cash paid (received) for interest	$(61)	$(340)
Holdback obligations incurred to acquire businesses	$1,097	$625
Extended payment obligations incurred to purchase software	$960	$—

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

Separation from Digital Generation, Inc.

Prior to February 7, 2014, we operated as the online segment of Digital Generation, Inc. ("DG"), a leading global television and online advertising management and distribution business. On February 7, 2014, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 12, 2013 (the "Merger Agreement"), by and among Extreme Reach, Inc. ("Extreme Reach"), Dawn Blackhawk Acquisition Corp., a wholly-owned subsidiary of Extreme Reach ("Acquisition Sub"), and DG, all of our issued and outstanding shares of common stock, par value $0.001 per share ("Sizmek Common Stock") were distributed by DG pro rata to its stockholders (the "Spin-Off") with the DG stockholders receiving one share of Sizmek Common Stock for each share of DG common stock ("DG Common Stock") they held. Immediately after the distribution of the Sizmek Common Stock, pursuant to the Merger Agreement, Acquisition Sub merged with and into DG with DG as the surviving corporation (the "Merger") and each of the outstanding shares of DG Common Stock was converted into the right to receive $3.00 per share, and DG became a wholly-owned subsidiary of Extreme Reach. Prior to the Spin-Off, pursuant to the Separation and Redemption Agreement and related documents, DG contributed to us all of the business and operations of its online advertising segment, all of DG's cash, most of the working capital from its television segment, and certain other corporate assets; and we agreed to indemnify DG and affiliates of DG (including Extreme Reach) from all pre-closing liabilities of DG, including stockholder litigation, tax obligations, and employee liabilities. Sizmek now operates as a separate, stand-alone publicly-traded company in the online advertising services business segment.

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

Effective November 1, 2014, we shortened the estimated remaining useful life of our Sizmek MDX platform assets from an average of 46 months to 20 months in anticipation of our new platform, which is currently in development.  We anticipate the new platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016.  For the first nine months of 2015, this change increased our net loss and loss per share by $2.3 million and $0.08, respectively.

Risk of Goodwill Impairment

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

Description	September 30, 2015	December 31, 2014
Current assets of television business:
Income tax receivables	$748	$1,943
Trade accounts receivable	9	367
Springbox revenue sharing	200	160
Total	$957	$2,470

Current liabilities of television business:
Trade accounts payable	$—	$165
Accrued liabilities	420	230
Total	$420	$395

Non-current liabilities of television business:
Uncertain tax positions	$273	$260

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At September 30, 2015, we had $16.2 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.3 million liability, net of a $0.2 million asset).  At December 31, 2014, we had $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.2 million liability, net of a $0.1 million asset). The net liability at September 30, 2015 is included in accrued liabilities and is expected to be recognized in our results of operations in the next twelve months. The net liability at December 31, 2014 was also included in accrued liabilities.  The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Hedging gain (loss) recognized in operations	$(24)	$6	$(71)	$121

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2015	$(2,896)	$276	$1,021	$(1,599)

Other comprehensive loss before reclassifications	(805)	(403)	(176)	(1,384)
Amounts reclassified out of AOCL	—	22	—	22
Net current period activity	(805)	(381)	(176)	(1,362)
Balance at September 30, 2015	$(3,701)	$(105)	$845	$(2,961)

	Nine Months Ended September 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(2,672)	$(98)	$1,255	$(1,515)

Other comprehensive loss before reclassifications	(1,029)	(71)	(410)	(1,510)
Amounts reclassified out of AOCL	—	64	—	64
Net current period activity	(1,029)	(7)	(410)	(1,446)
Balance at September 30, 2015	$(3,701)	$(105)	$845	$(2,961)

	Three Months Ended September 30, 2014
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$(726)	$24	$1,800	$1,098

Other comprehensive loss before reclassifications	(989)	(18)	(157)	(1,164)
Amounts reclassified out of AOCI	—	(6)	—	(6)
Net current period activity	(989)	(24)	(157)	(1,170)
Balance at September 30, 2014	$(1,715)	$—	$1,643	$(72)

	Nine Months Ended September 30, 2014
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(1,198)	$116	$1,764	$682

Other comprehensive loss before reclassifications	(517)	(10)	(121)	(648)
Amounts reclassified out of AOCI	—	(106)	—	(106)
Net current period activity	(517)	(116)	(121)	(754)
Balance at September 30, 2014	$(1,715)	$—	$1,643	$(72)

The following table summarizes the reclassifications from AOCI or AOCL to the consolidated and combined statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Amounts Reclassified out of AOCI or AOCL
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$(2)	$1	Cost of revenues
Foreign currency derivatives	(1)	—	Selling and marketing
Foreign currency derivatives	(13)	4	Research and development
Foreign currency derivatives	(4)	1	General and administrative
Foreign currency derivatives	(4)	—	Other, net
Total before taxes	(24)	6
Tax amounts	2	—
Income (loss) after tax	$(22)	$6

	Amounts Reclassified out of AOCI or AOCL
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected Line Items in the Consolidated and Combined Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$(7)	$12	Cost of revenues
Foreign currency derivatives	(3)	5	Selling and marketing
Foreign currency derivatives	(47)	58	Research and development
Foreign currency derivatives	(12)	16	General and administrative
Foreign currency derivatives	(2)	30	Other, net
Total before taxes	(71)	121
Tax amounts	7	(15)
Income (loss) after tax	$(64)	$106

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2015	2014	2015	2014
Merger and Spin-Off (1)	$—	$471	$—	$5,209
Severance	1	504	467	1,062
Integration and restructuring costs	1,057	912	2,127	1,867
Acquisition, legal and due diligence fees	33	153	763	191
Write-off (recovery) of TV business net assets (2)	356	(1,819)	94	(1,819)
Total	$1,447	$221	$3,451	$6,510
___________________

(1)	-	See discussion of Merger and Spin-Off under “Separation from Digital Generation, Inc.” in Note 1.

(2)	-	Represents an increase (reduction) in expense due to realizing less (more) TV business net assets than originally estimated at the time of the Spin-Off.

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

In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year.  As a result, for Sizmek, the amendments in ASU 2014-09 are now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  An entity shall adopt the amendments in ASU 2014-09 by either (i) retrospectively adjusting each prior reporting period presented or (ii) retrospectively adjusting for the cumulative effect of initially applying ASU 2014-09 at the date of initial adoption. We have not as yet determined (i) the extent to which we expect ASU 2014-09 will impact our reported revenues or (ii) the manner in which it will be adopted.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805)."  ASU 2015-16 modifies how changes to provisional amounts determined during the measurement period of a business combination are recognized.  Under existing accounting literature, changes to provisional amounts determined during the measurement period of a business combination, resulting from facts and circumstances that existed at the acquisition date, are recognized by retrospectively adjusting the provisional amounts at the acquisition date.   However, under ASU 2015-16, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined.  For Sizmek, ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at September 30, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$28,920	$—	$—	$28,920
Revenue sharing arrangement	(b)	—	—	200	200
Marketable equity securities	(c)	1,186	—	—	1,186
Total		$30,106	$—	$200	$30,306
Liabilities:
Currency forward derivatives / options	(d)	$—	$130	$—	$130

		Fair Value Measurements at December 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,953	$—	$—	$35,953
Revenue sharing arrangement	(b)	—	—	160	160
Marketable equity securities	(c)	1,596	—	—	1,596
Total		$37,549	$—	$160	$37,709
Liabilities:
Currency forward derivatives / options	(d)	$—	$113	$—	$113
_____________________________
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

Revenue Sharing Arrangement
Nine Months Ended September 30, 2015
Balance at beginning of year	$160
Additions recognized in operating results	40
Balance at end of period	$200

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

In connection with our acquisition of Republic Project, we agreed to make additional payments to the sellers if Republic's 2014 or 2015 revenues and adjusted EBITDA exceeded certain levels. As of September 30, 2015, we do not expect to make any payments with respect to the Republic Project contingent consideration arrangement.

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

4. Acquisitions

StrikeAd

On May 28, 2015, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) for $8.8 million. The purchase price includes $7.7 million in cash paid at closing and deferred payment obligations totaling $1.1 million.  StrikeAd operates a mobile demand side platform (“DSP”) based in the United Kingdom.  We intend to combine the StrikeAd assets with our existing programmatic assets to build an end-to-end DSP for use by our customers.

The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction.  StrikeAd has been included in our results of operations since the date of closing.

The $8.8 million purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values. For estimation purposes, we preliminarily allocated $4.3 million to developed technology, $1.1 million to customer relationships and $11.1 million to goodwill.  The developed technology and customer relationships acquired in the transaction are presently being amortized on a straight-line basis over 3.2 years and 5.7 years, respectively.  The weighted average amortization period is 3.7 years. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  The acquired assets include $3.7 million of gross receivables, which we recognized at their estimated fair value of $3.5 million.  For 2014, StrikeAd reported revenues of $11.0 million and a loss before income taxes of $6.2 million.  For the period from the acquisition date through September 30, 2015, StrikeAd reported $3.0 million of revenues.  The purchase price allocation is preliminary pending the completion of the valuation analysis.

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

Category	StrikeAd (preliminary)	Pixel	Aerify
Cash	$0.1	$—	$—
Receivables	3.5	—	—
Other current assets	0.1	—	—
Customer relationships	1.1	—	0.4
Developed technology	4.3	—	2.1
Goodwill	11.1	0.5	3.8
Total assets acquired	20.2	0.5	6.3
Less liabilities assumed	(11.4)	—	—
Net assets acquired	$8.8	$0.5	$6.3

Pro Forma Information

        The following pro forma information presents our results of operations for the nine months ended September 30, 2015 and 2014 as if the acquisitions of StrikeAd, Pixel and Aerify had occurred on January 1, 2014 (in thousands). A table of actual amounts is provided for reference.

	As Reported Nine Months Ended September 30,		Unaudited Pro Forma Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$117,241	$121, 893	$120,794	$131,214
Net loss	(23,390)	(117,442)	(25,709)	(121,742)

5. Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2014	$380,681	$(340,527)	$40,154
Acquisition of StrikeAd	11,134	—	11,134
Balance at September 30, 2015	$391,815	$(340,527)	$51,288

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

During the third quarter of 2015, we considered our recent performance and the impact the acquisition of StrikeAd is likely to have on our long term performance.  We also considered our future revenue growth, synergies and increases in operating leverage we expect to realize, our recent market capitalization and other qualitative factors.  Taking into account these considerations, at September 30, 2015, we continue to believe the Company's fair value exceeds its carrying value and goodwill is not impaired.

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

	Nine Months Ended September 30,
Description	2015	2014
DG stock options and RSUs awarded to our employees	$—	$2,650
DG share-based awards allocated to us as part of corporate services	—	3,817
Sizmek share-based awards granted	3,141	1,963
Total	$3,141	$8,430

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

In the third quarter of 2015, Sizmek’s Compensation Committee granted 5,230 time-based RSUs valued at less than $0.1 million to one of our employees.  The award vests over three years and is subject to the employee’s continued employment with us.

Generally, the awards granted in 2015 vest on an accelerated basis upon the occurrence of the holder’s (a) death, (b) termination by reason of disability, (c) termination without Cause (as defined) following a Change of Control (as defined) or (d) resignation for Good Reason (as defined) following a Change in Control.  Unrecognized compensation costs related to unvested RSUs and stock options were $6.5 million at September 30, 2015.

7.  Income Taxes

For the nine months ended September 30, 2015, our effective tax rate was 7.7% compared to 0.9% for the nine months ended September 30, 2014.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and changes in our valuation allowances in the U.S. and state jurisdictions within the U.S.  In the U.S. and state jurisdictions within the U.S., we have historically experienced tax losses.  As a result, we do not recognize a tax benefit in the U.S. or state jurisdictions within the U.S. when we incur taxable losses as realization of those tax benefits is not more-likely-than-not.  Conversely, in certain foreign jurisdictions we report earnings and recognize a tax expense or benefit on that income in accordance with the tax statutes of those jurisdictions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the nine months ended September 30, 2015, there were no additional uncertain tax positions. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For each of the nine month periods ended September 30, 2015 and 2014, we recognized less than $0.1 million of interest or penalties related to uncertain tax positions in our financial statements. The changes in uncertain tax positions for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of year	$1,507	$1,701
Changes for tax positions related to prior years	(13)	362
Balance at end of period	$1,494	$2,063

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of September 30, 2015, we provided a valuation allowance against substantially all of our U.S. and state NOL carryforwards as ultimate realization of these NOLs was determined to be not more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at September 30, 2015 and December 31, 2014.

We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2011 through 2014 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2010 through 2014 and 2009 through 2014, respectively. Prior to our Spin-Off, our operating results had been included in DG's U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions. Subsequent to our Spin-Off, we file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Prior to our Spin-Off, we entered into a tax matters agreement with DG that governs the parties' respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to DG and its consolidated subsidiaries for periods prior to February 8, 2014 is our responsibility.

We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, we believe our U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements such that we do not need to repatriate the undistributed earnings of our non-U.S. subsidiaries to the U.S.

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

The following table presents our loss per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(7,548)	$(101,382)	$(23,390)	$(117,442)

Weighted average common shares outstanding — basic	29,567	30,399	29,633	30,399
Dilutive securities	—	—	—	—
Weighted average common shares outstanding - diluted	29,567	30,399	29,633	30,399

Basic and diluted loss per common share	$(0.26)	$(3.34)	$(0.79)	$(3.86)

Antidilutive securities not included:
Stock options and RSUs	862	847	979	847

9.  Geographical Information and Product Categories

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$21,918	$19,594	$62,493	$58,135
Europe, Middle East and Africa	10,783	10,522	31,954	36,149
Asia Pacific	5,609	6,506	16,680	18,918
Latin America	1,233	2,068	3,982	5,784
North America (excluding U.S.)	723	823	2,132	2,907
Total	$40,266	$39,513	$117,241	$121,893

For the nine months ended September 30, 2015, about 47% of our revenues were attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues.

The following table summarizes our revenues by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Core products	$28,727	$25,337	$82,151	$76,426
Rich media	4,142	10,043	19,255	33,220
Programmatic managed services	7,397	4,133	15,835	12,247
Total	$40,266	$39,513	$117,241	$121,893

The following table summarizes our long-lived assets by country (in thousands):

	September 30, 2015	December 31, 2014
Long-Lived Assets:
Israel	$30,710	$24,818
United States	7,180	7,181
Other countries	1,747	2,037
Total	$39,637	$34,036

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

DG’s Expense Allocation to Sizmek	Nine Months Ended September 30, 2014
Management and administrative services	$637
Merger, integration and other	4,038
Share-based compensation	3,817
Total	$8,492

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

11. Subsequent Event – Purchase of Point Roll

On November 12, 2015, we acquired all of the shares of Point Roll, Inc. (“Point Roll”), from TEGNA, Inc. (“Seller”) for a total purchase price of $20 million, subject to adjustment.  Point Roll is in the business of providing rich media and dynamic creative ad serving technologies that allow interactivity in online advertising, such as streaming video, polling, and e-mail and data collection.  Of the total purchase price (i) $11 million was paid in cash at closing, (ii) $7 million will be paid one year after the closing date and (iii) $2 million will be paid one year after the closing date, subject to any indemnification claims.  The purchase price was paid from cash on hand.  Point Roll does not have any debt and its net working capital, as defined, is expected to be at least $8.5 million.

We expect to realize certain operating synergies as we combine our existing operation with the business of Point Roll.  In connection with the transaction, the Seller has agreed not to compete (as defined) with the business of Point Roll for a period of three years after the closing date.  We have not as yet allocated the purchase price to the assets acquired and the liabilities assumed.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated and combined financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (“Report”).

The following discussion contains forward-looking statements.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed elsewhere in this Report, particularly in “Cautionary Note Regarding Forward-Looking Statements.”

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

In 2015, we are focusing on four key growth areas:

(i)
Programmatic / Mobile—with our recent acquisition of StrikeAd, a mobile DSP operator, we now have a robust mobile offering across the mobile web and in-app technology which supplements our HTML based products.

(ii)
Data Analytics—we believe our Peer 39 unit is the largest provider of data for ad buying (and selling) decisions by customers’ world-wide. Our solutions provide page and event based data enabling advertisers to access safer, appropriate and relevant web page environments for their ads.

(iii)
Data Management—we intend to enable our clients to centralize, manage and activate their data and leverage deeper data sets within our Sizmek MDX platform for dynamic, creative targeting and frequency capping.

(iv)
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

Comparability of Operating Results before and after the Spin-Off

Prior to the Spin-Off, our combined financial statements were derived from the consolidated financial statements and accounting records of DG, which includes an allocation of DG's corporate costs. To a degree, prior to the Spin-Off we benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. Since the Spin-Off, we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre Spin-Off periods. However, our operating results before and after the Spin-Off are not entirely comparable.  In particular, operating results for the nine months ended September 30, 2014 include (i) costs associated with accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off ($6.3 million) and (ii) transaction related costs incurred in connection with completing the Merger and Spin-Off transactions ($5.2 million).

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

Third Quarter 2015 Highlights

•
Revenues increased $0.8 million, or 2%, compared to the same quarter of 2014.  Our core products revenue grew by $3.4 million, or 13%, and our programmatic managed services revenue grew $3.3 million, or 79%.  This growth was offset by a continued decline in our rich media revenues which fell $5.9 million, or 59%.

•
In the third quarter of 2015, foreign currency exchange rates generally weakened compared with the U.S. Dollar, when compared to the third quarter of 2014.  This resulted in us reporting lower revenues ($2.4 million) and lower operating expenses ($2.2 million) than if the exchange rates were held constant with those in effect in the third quarter of 2014.

•
Excluding the goodwill impairment charge in the third quarter of 2014, our loss from operations increased $7.2 million in the third quarter of 2015 as compared to the same period of 2014.  The increase in loss was due to higher operating expenses ($8.0 million), partially offset by a slight increase in revenues ($0.8 million).  A portion of the increase in operating loss was due to the following unusual items:

•
Our purchase of StrikeAd increased our operating expenses more than the revenue it produced.  Over time, we expect StrikeAd will experience significant revenue growth and leverage its operating expenses to make solid contributions to operating income.

•
In late 2014 we made the decision to shorten the estimated remaining useful life of our Sizmek MDX platform by about two years in anticipation of completing the development of our new platform.  As a result, in each quarter of 2015 we are recognizing an additional $0.9 million of depreciation expense.

•
In the third quarter of 2015 merger, integration and other expense increased $1.2 million over the same period in 2014.  The increase was due to the 2014 period recognizing a credit of $1.8 million from recovering more TV net assets than originally anticipated.

In 2015, we also increased our staffing levels (to further expand our business) in anticipation that our revenues would be substantially higher.  The higher levels of revenue have not yet occurred and, as a result, our operating loss increased.

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Three Months Ended		2015	Three Months Ended
	September 30,		vs.	September 30,
	2015	2014	2014	2015	2014
Revenues:
Platform – core products	$28,727	$25,337	13%	71.3%	64.1%
Platform – rich media	4,142	10,043	(59)	10.3	25.4
Subtotal	32,869	35,380	(7)	81.6	89.5
Programmatic	7,397	4,133	79	18.4	10.5
Total	40,266	39,513	2	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	11,029	11,708	(6)	27.4	29.6
Programmatic (a)	6,002	2,566	134	14.9	6.5
Total	17,031	14,274	19	42.3	36.1
Selling and marketing	15,597	14,082	11	38.7	35.6
Research and development	3,816	3,300	16	9.5	8.4
General and administrative	5,005	4,276	17	12.4	10.8
Merger, integration and other	1,447	221	NM	3.6	0.6
Depreciation and amortization	7,524	6,280	20	18.7	15.9
Goodwill impairment	—	98,196	(100)	—	248.5
Total costs and expenses	50,420	140,629	NM	125.2	355.9

Loss from operations	(10,154)	(101,116)	NM	(25.2)	(255.9)
Other (income) expense, net	(58)	479	NM	(0.1)	1.2

Loss before income taxes	(10,096)	(101,595)	NM	(25.1)	(257.1)
Benefit for income taxes	(2,548)	(213)	NM	(6.3)	(0.5)

Net loss	$(7,548)	$(101,382)	NM	(18.8)	(256.6)
__________________________
(a)     Excludes depreciation and amortization.

NM – Not meaningful.

Revenues – Platform.    For the three months ended September 30, 2015, platform revenues decreased $2.5 million, or 7%, as compared to the same period in the prior year.  The decrease was due to a decline in our rich media services revenue ($5.9 million), partially offset by growth in our core products revenue ($3.4 million).  Our rich media services revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our mobile services and our smart versioning optimization product, partially offset by slight declines in other services.

Revenues – Programmatic.    For the three months ended September 30, 2015, programmatic managed services revenues increased $3.3 million, or 79%, as compared to the same period in the prior year.  The increase was principally due to our acquisition of StrikeAd, a demand side platform (DSP) operator that we purchased in May 2015.  We are in the process of combining StrikeAd’s operations with our existing programmatic business.  We expect to grow our programmatic business over the next few years as our operations are combined and product offering is optimized.

Revenues – Foreign Currency Impact.  For the three months ended September 30, 2015, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the three months ended September 30, 2014.  This resulted in us reporting revenues that were $2.4 million lower than if the exchange rates were held constant in both periods.

Cost of Revenues – Platform.    For the three months ended September 30, 2015, platform cost of revenues decreased $0.7 million, or 6%, as compared to the same period in the prior year. As a percentage of total revenues, platform cost of revenues decreased to 27.4% in the third quarter of 2015, as compared to 29.6% in the third quarter of 2014.  Platform cost of revenues decreased primarily due to a reduction in compensation costs ($0.8 million) and professional fees ($0.1 million), partially offset by an increase in delivery costs ($0.4 million).  Compensation costs were reduced due to lower average compensation levels per employee.  Delivery costs increased due to a 2015 decision to lease file servers rather than own file servers.  The decision to lease servers gives us greater flexibility and more reliability but increases costs.  In addition, the entire leasing cost is charged to the area using the server.  When the file server was owned only the maintenance cost was charged to the area using the server and the cost of the equipment was recognized over time as depreciation expense.

Cost of Revenues – Programmatic.    For the three months ended September 30, 2015, programmatic cost of revenues increased $3.4 million, or 134%, as compared to the same period in the prior year.  Our programmatic gross profit percentage decreased to 18.9% in the third quarter of 2015, as compared to 37.9% in the third quarter of 2014.  The decrease was largely due to (i) the acquisition of StrikeAd, which operates at a lower gross profit percentage than our historical trading operation and (ii) our decision to accept a lower gross profit margin in order to attract more business.

Selling and Marketing.    For the three months ended September 30, 2015, selling and marketing expense increased $1.5 million, or 11%, as compared to the same period in the prior year.  The increase principally relates to higher compensation costs ($1.4 million).  Our compensation costs increased due to a 30% increase in sales personnel and a revision to our commission program to place a greater emphasis on performance based compensation.

Research and Development.    For the three months ended September 30, 2015, research and development expense increased $0.5 million, or 16%, as compared to the same period in the prior year.  The increase was primarily due to higher deployment costs.  Deployment costs increased due to a 2015 decision to lease file servers rather than own the servers.  Generally, the cost of leasing servers is greater than the cost of owning servers.  See “Cost of Revenues – Platform” above for more detail about the decision to lease rather than own the file servers.

General and Administrative.    For the three months ended September 30, 2015, general and administrative expense increased $0.7 million, or 17%, as compared to the same period in the prior year.  The increase was primarily attributable to higher compensation costs ($0.3 million) and legal and consulting fees ($0.3 million).  Compensation costs increased due to (i) an increase in our administrative staff and (ii) higher share-based compensation.

Merger, Integration and Other.    For the three months ended September 30, 2015, merger, integration and other costs increased $1.2 million as compared to the same period in the prior year. The increase principally relates to higher TV business net asset charges of $2.2 million, partially offset by reductions in (i) severance charges ($0.5 million) and (ii) Merger and Spin-Off costs ($0.5 million).  In the third quarter of 2015, we incurred TV business net asset charges of $0.4 million, compared to a credit of $1.8 million in the same period in 2014.  The 2014 credit of $1.8 million reflects the realization of more TV business net assets than originally estimated at the time of the Spin-Off from DG in February 2014.

Depreciation and Amortization.    For the three months ended September 30, 2015, depreciation and amortization increased $1.2 million, or 20%, as compared to the same period in the prior year. The increase was attributable to greater depreciation of capitalized software ($1.5 million), partially offset by lower (i) depreciation of other property and equipment ($0.2 million) and (ii) amortization of intangible assets ($0.1 million).  The increase in depreciation of capitalized software relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($0.9 million) and (ii) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.

Other (income) expense, net.    For the three months ended September 30, 2015, other income and expense was a net income of $0.1 million as compared to a net expense of $0.5 million for the same period in 2014.  The 2014 expense primarily related to foreign exchange losses, which resulted from the strengthening of the U.S. dollar in comparison with other currencies in which we conduct business.

Benefit for Income Taxes.    For the three months ended September 30, 2015, our effective tax rate was 25.2% compared to 0.2% for the same period in 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of (i) not recognizing any tax benefit for the tax losses we incur in the U.S., (ii) reporting taxable income in several foreign jurisdictions where the marginal tax rates are different from the U.S. tax rate, (iii) non-deductible expenses, and (iv) state income taxes.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the three months ended September 30, 2015, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2014.  As a result, we reported lower revenues ($2.4 million), lower operating expenses ($2.2 million), and a larger operating loss ($0.2 million) than if the exchange rates were held constant during both periods.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Nine Months Ended		2015	Nine Months Ended
	September 30,		vs.	September 30,
	2015	2014	2014	2015	2014
Revenues
Platform – core products	$82,151	$76,426	7%	70.1%	62.7%
Platform – rich media	19,255	33,220	(42)	16.4	27.3
Subtotal	101,406	109,646	(8)	86.5	90.0
Programmatic	15,835	12,247	29	13.5	10.0
Total	117,241	121,893	(4)	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	33,039	35,739	(8)	28.2	29.3
Programmatic (a)	12,144	8,289	47	10.3	6.8
Total	45,183	44,028	3	38.5	36.1
Selling and marketing	45,233	44,184	2	38.6	36.3
Research and development	10,393	10,041	4	8.9	8.2
General and administrative	14,298	17,464	(18)	12.2	14.3
Merger, integration and other	3,451	6,510	(47)	2.9	5.3
Depreciation and amortization	22,734	19,257	18	19.4	15.8
Goodwill impairment	—	98,196	(100)	—	80.6
Total costs and expenses	141,292	239,680	(41)	120.5	196.6

Loss from operations	(24,051)	(117,787)	(80)	(20.5)	(96.6)
Other expense, net	1,287	687	87	1.1	0.6

Loss before income taxes	(25,338)	(118,474)	(79)	(21.6)	(97.2)
Benefit for income taxes	(1,948)	(1,032)	89	(1.7)	(0.8)

Net loss	$(23,390)	$(117,442)	(80)	(19.9)	(96.4)
___________________________
(a)     Excludes depreciation and amortization.

Revenues – Platform.    For the nine months ended September 30, 2015, platform revenues decreased $8.2 million, or 8%, as compared to the same period in the prior year.  The decrease was due to a decline in our rich media services revenue ($13.9 million), partially offset by growth in our core products revenue ($5.7 million).  Our rich media services revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our (i) mobile services (ii) smart versioning optimization product, (iii) in-stream product and (iv) and our analytics tools, partially offset by declines in other services.

Revenues – Programmatic.    For the nine months ended September 30, 2015, programmatic managed services revenues increased $3.6 million, or 29%, as compared to the same period in the prior year.  Revenues from our May 2015 acquisition of StrikeAd ($3.0 million) and growth in Aerify Media’s revenues ($1.3 million) (principally due to including nine months of Aerify’s revenues in the current year period versus only two months in the prior year period), were partially offset by a decrease in our trading revenues ($0.7 million).

Revenues – Foreign Currency Impact.  For the nine months ended September 30, 2015, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the nine months ended September 30, 2014.  This resulted in us reporting revenues that were $7.4 million lower than if the exchange rates were held constant during both periods.

Cost of Revenues – Platform.    For the nine months ended September 30, 2015, platform cost of revenues decreased $2.7 million, or 8%, as compared to the same period in the prior year. As a percentage of total revenues, platform cost of revenues decreased to 28.2% in the first nine months of 2015, as compared to 29.3% in the same period of 2014.  Platform cost of revenues decreased primarily due to a reduction in compensation costs ($3.3 million) and professional fees and outsourcing costs ($0.6 million), partially offset by an increase in delivery costs ($1.5 million).  In 2015, compensation costs were reduced due to lower average compensation levels per employee.  In addition, our share-based compensation expense was higher in the 2014 period due to the accelerated vesting of all outstanding share-based payment awards in connection with the completion of the Merger and Spin-Off in February 2014.  Professional fees decreased primarily due to lower consulting and trafficking costs.  Delivery costs increased due to a 2015 decision to lease file servers rather than own file servers.  The decision to lease servers gives us greater flexibility and more reliability but increases costs.  In addition, the entire leasing cost is charged to the area using the server.  When the file server was owned only the maintenance cost was charged to the area using the server and the cost of the equipment was recognized over time as depreciation expense.

Cost of Revenues – Programmatic.    For the nine months ended September 30, 2015, programmatic cost of revenues increased $3.9 million, or 47%, as compared to the same period in the prior year.  Our programmatic gross profit percentage decreased to 23.3% in the first nine months of 2015, as compared to 32.3% in the same period of 2014.  The decrease was largely due to (i) the acquisition of StrikeAd, which operates at a lower gross profit percentage than our historical trading operation and (ii) our decision to accept a lower gross profit margin in order to attract more business.

Selling and Marketing.    For the nine months ended September 30, 2015, selling and marketing expense increased $1.0 million, or 2%, as compared to the same period in the prior year.  The increase relates to higher compensation costs ($1.6 million) partially offset by a reduction in reseller costs ($0.7 million).  Our compensation costs increased due to an increase in sales personnel and a revision to our commission program to place a greater emphasis on performance based compensation.  Our reseller costs declined due to lower average fees paid to resellers and lower revenues generated by resellers.  As a percentage of revenues, selling and marketing expense increased to 38.6% in the nine months ended September 30, 2015 as compared to 36.3% in the same period of 2014.

Research and Development.    For the nine months ended September 30, 2015, research and development expense increased $0.4 million, or 4%, as compared to the same period in the prior year.  The increase was due to higher deployment costs ($0.8 million) and information technology costs ($0.3 million), partially offset by lower compensation costs ($0.7 million).  Deployment costs increased due to a 2015 decision to lease file servers rather than own the servers.  Generally, the cost of leasing servers is greater than the cost of owning servers.  See “Cost of Revenues – Platform” above for more detail about the decision to lease rather than own the file servers.  Our compensation costs decreased due to higher capitalized wages.  The increase in capitalized wages was due to working more hours on software development projects that qualified for capitalization.

General and Administrative.    For the nine months ended September 30, 2015, general and administrative expense decreased $3.2 million, or 18%, as compared to the same period in the prior year.  As a percentage of revenues, general and administrative expense decreased to 12.2% in the first nine months of 2015, as compared to 14.3% in the same period of 2014.  The decrease was primarily attributable to recognizing a smaller amount of share-based compensation ($3.6 million), partially offset by an increase in professional fees ($0.9 million) which principally represent legal and consulting fees.  In the nine months ended September 30, 2014, we recognized $4.1 million of share-based compensation as a result of the accelerated vesting of share-based payment awards in connection with the completion of the Merger and Spin-Off.

Merger, Integration and Other.    For the nine months ended September 30, 2015, merger, integration and other costs decreased $3.1 million, or 47%, as compared to the same period in the prior year. The decrease principally relates to a reduction in (i) Merger and Spin-Off costs and (ii) severance costs in connection with completing our Spin-Off from DG in February 2014, partially offset by a reduction in TV business net asset recoveries.  In the 2014 period, we recorded a credit of $1.8 million reflecting the realization of more TV business net assets than originally estimated at the time of the Spin-Off from DG in February 2014.

Depreciation and Amortization.    For the nine months ended September 30, 2015, depreciation and amortization increased $3.5 million, or 18%, as compared to the same period in the prior year. The increase was attributable to greater depreciation of capitalized software ($4.3 million), partially offset by lower depreciation of other property and equipment ($0.6 million) and lower amortization of intangible assets ($0.2 million).  The increase in depreciation of capitalized software for the nine months ended September 30, 2015 relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($2.6 million) and (ii) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.  The reduction in property and equipment depreciation in the first nine months of 2015 was due to certain assets becoming fully depreciated.

Other expense, net.    For the nine months ended September 30, 2015, other expense, net was $1.3 million as compared to $0.7 million for the same period in 2014.  The increase in expense ($0.6 million) relates to increases in foreign exchange losses, which resulted from the U.S. dollar strengthening in comparison with other currencies in which we conduct our business.

Benefit for Income Taxes.    For the nine months ended September 30, 2015, our effective tax rate was 7.7% compared to 0.9% for the same period in 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of (i) not recognizing any tax benefit for the tax losses we incur in the U.S., (ii) reporting taxable income in several foreign jurisdictions where the marginal tax rates are different from the U.S. tax rate, (iii) non-deductible expenses, and (iv) state income taxes.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the nine months ended September 30, 2015, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2014.  As a result, we reported lower revenues ($7.4 million), lower operating expenses ($6.6 million), and a larger operating loss ($0.8 million) than if the exchange rates were held constant during both periods.

Financial Condition

The following table sets forth certain major balance sheet accounts as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$64,865	$90,672
Accounts receivable, net	43,835	51,125
Assets of TV business	957	2,470
Property and equipment, net	39,637	34,036
Goodwill	51,288	40,154
Intangible assets, net	65,293	71,306

Liabilities:
Accounts payable and accrued liabilities	28,344	23,147
Deferred income taxes	7,299	8,242

Stockholders’ equity	239,904	266,435

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity, including the purchase and sale of our common stock. The decrease in cash and cash equivalents during 2015 primarily relates to (i) our investment in capital assets ($16.0 million), (ii) our purchase of StrikeAd ($7.5 million), (iii) our purchases of treasury stock ($4.5 million) and (iv) proceeds from TV business assets, net of payments of TV business liabilities ($1.5 million), partially offset by cash generated by operating activities ($2.8 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 100 days and 96 days at September 30, 2015 and December 31, 2014, respectively.

Assets of TV business relate to assets contributed by DG immediately prior to the Spin-Off. The majority of these assets consists of city and state income tax receivables.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For the nine months ended September 30, 2015 and 2014, purchases of property and equipment (used primarily to improve our ad serving platform) were $3.5 million and $3.8 million, respectively.  For the nine months ended September 30, 2015 and 2014, capitalized costs of developing software were $12.6 million and $9.6 million, respectively.

Intangible assets decreased during the nine months ended September 30, 2015 as a result of amortization, partially offset by intangible assets acquired in our purchase of StrikeAd.

Accounts payable and accrued liabilities increased $5.2 million to $28.3 million at September 30, 2015 as compared to $23.1 million at December 31, 2014.  The increase relates primarily to the liabilities assumed in the purchase of StrikeAd and the portion of the purchase price that was deferred ($1.1 million).

Stockholders' equity decreased by $26.5 million to $239.9 million at September 30, 2015 compared to $266.4 million at December 31, 2014, principally as a result of reporting a $23.4 million net loss and purchasing $4.5 million of treasury stock.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(23,390)	$(117,442)
Goodwill impairment	—	98,196
Depreciation and amortization	22,734	19,257
Share-based compensation and other	2,494	5,053
Changes in operating assets and liabilities, net	985	4,055
Total	2,823	9,119

Investing activities:
Purchases of property and equipment	(3,488)	(3,840)
Capitalized costs of developing software	(12,557)	(9,643)
Acquisitions, net of cash acquired	(7,541)	(6,079)
Other	(476)	(1,817)
Total	(24,062)	(21,379)

Financing activities:
Purchases of treasury stock	(4,500)	—
Payments of TV business liabilities	(342)	(9,431)
Proceeds from TV business assets	1,809	45,408
Other	(961)	—
Net contributions from Parent	—	44,833
Total	(3,994)	80,810

Effect of exchange rate changes on cash and cash equivalents	(574)	31

Net (decrease) increase in cash and cash equivalents	$(25,807)	$68,581

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) goodwill impairment, (ii) depreciation and amortization and (iii) share-based compensation.  In the first nine months of 2015, we generated $2.8 million in cash from operating activities, as compared to generating $9.1 million in the same period of 2014.  Cash provided by operating activities declined by $6.3 million in the first nine months of 2015 when compared to the same period in 2014 due primarily to a decline in operating results after adjusting for non-cash expenses (depreciation and amortization, share-based compensation and goodwill impairment charge).

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.

In the first nine months of 2014, we obtained cash from financing activities as a result of capital contributions from DG, our former parent, and liquidating the net TV assets contributed by DG.  In the first nine months of 2015, we used cash in financing activities to purchase shares of our common stock ($4.5 million), and used cash in investing activities to purchase StrikeAd ($7.5 million).  We also used cash in investing activities to develop our software ($12.6 million in the 2015 period compared to $9.6 million in the 2014 period).

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $10.1 million held outside the United States at September 30, 2015, all of which can be repatriated into the United States with little or no adverse tax consequences);

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

•	the purchase of capital assets (including the development of capitalized software projects);

•	the organic growth of our business; and

we could use cash in connection with:

•	the strategic acquisition of related businesses or investments, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition; and

•	purchases of our common stock.

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through September 30, 2015, we made share repurchases totaling $6.5 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.
\
During 2015, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $21 million to $23 million, a portion of which will be used toward completion of our new ad serving platform. We expect to use cash to further expand and develop our business as we anticipate our new ad serving platform will be operational by the end of 2015 and we expect to retire our existing platform by mid-2016.

On November 12, 2015 we acquired all of the shares of Point Roll for a total purchase price of $20 million, subject to adjustment.  Of the total purchase price (i) $11 million was paid in cash at closing, (ii) $7 million will be paid one year after the closing date and (iii) $2 million will be paid one year after the closing date, subject to any indemnification claims.  See Note 11 to our combined and consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See a description of our share repurchase program in Part I, Item 2 of this Report under the heading “Liquidity and Capital Resources” and sub heading “Cash Requirements.”  There were no purchases made under our share repurchase program during the three months ended September 30, 2015.  As of September 30, 2015, $23.5 million remained available for future share repurchases under the share repurchase program.

Item 6.   EXHIBITS

Exhibits
3.1(a)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(b)	Second Amended and Restated Bylaws of Registrant.
10.1**	Securities Purchase Agreement by and among Sizmek Technologies, Inc., Sizmek Inc. and TEGNA, Inc. dated November 12, 2015.
31.1 **	Rule 13a-14(a)/15d-14(a) Certification.
31.2 **	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated and Combined Statements of Operations, (iii) Unaudited Consolidated and Combined Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated and Combined Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated and Combined Financial Statements.

______________________
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

SIZMEK INC.

Date: November 13, 2015	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: November 13, 2015	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer