Form 10-K
period 2015-12-31
Sizmek Inc.
filed 2016-03-11
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36219

Sizmek Inc.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	37-1744624 (I.R.S. Employer Identification No.)
500 West 5th Street, Suite 900 Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 469-5900
Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

         As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $109.0 million based on the closing price as reported on the NASDAQ Global Select Market.

         As of March 8, 2015, there were 28,941,158 shares of the registrant's common stock outstanding.

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

Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	our ability to further identify, develop and achieve commercial success for new online products and services including mobile, video and programmatic managed services;

•	our ability to replace our existing Sizmek MDX platform with a new platform that is currently in development without experiencing service disruptions;

•	continued or accelerating decline in our rich-media business;

•	delays in product offerings;

•	the development and pricing of competing online services and products;

•	consolidation of the digital industry and of digital advertising networks;

•	slower than expected development of the digital advertising market;

•	our ability to protect our proprietary technologies;

•	identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

•	security threats to our computer networks;

•	operating in a variety of foreign jurisdictions;

•	fluctuations in currency exchange rates;

•	adaption to new, changing, and competitive technologies;

•	potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

•	our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•	other risk factors discussed elsewhere herein under the heading “Risk Factors.”

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

SIZMEK INC.
PART I

ITEM 1.    BUSINESS

Overview

Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, is a leading open ad management company that empowers advertisers, agencies, and publishers to (i) create inspiring and omni-channel advertising, (ii) drive better performance, and (iii) cultivate deeper relationships with customers around the world. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social). In 2015, we connected 19,000 advertisers and 3,700 agencies to audiences in about 65 countries, serving more than 1.3 trillion impressions. See Note 14 of our consolidated and combined financial statements for a summary of revenues by geographical area.

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

Our online campaign management platform, Sizmek MDX, helps advertisers, agencies and publishers simplify the complexities of managing their advertising budgets across multiple online media channels and formats, such as desktop, mobile, rich media, social media, in-stream video, interactive video, display and search. The Sizmek MDX platform strives to provide our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of online media campaigns. Our solutions are delivered through a scalable technology platform that allows delivery of sophisticated, global online media advertising campaigns, as well as smaller, more targeted campaigns.

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

All revenue transactions are supported by evidence of the arrangement such as an insertion order, a statement of work or a customer agreement.  The evidence of the arrangement includes the customer's rate per impression served, the start and end date of the campaign, and usually the maximum number of impressions to be served. We generate revenue based on the number of times we serve the customer's ad during the campaign. In some instances, we charge a flat fee for a campaign and recognize revenue ratably over the period of the campaign. We also offer programmatic managed services. In providing these services, we enter into arrangements with third parties to facilitate our customer's online advertising.

We generally remain free to change our rate card for particular customers at any time, but any change to our pricing applies to future campaigns and orders after we have advised the customer of the changes. We tend to review our pricing annually, and sometimes more frequently, depending upon a customer's usage and other circumstances. A customer's campaign typically runs three to six weeks for a particular ad. Customers are generally not obligated to run a particular number of campaigns or volume of deliveries through our platform, but we strive to remain in touch with customers on a regular basis to encourage them to choose our platform and the delivery services we offer each time they develop new ads and commence new campaigns. We have no further service obligations to the customer after the campaign has ended.

Our customers rely on us to accurately count the number of advertising impressions delivered and the engagement or interaction with those ads including click-throughs. While we are typically paid on the number of advertisements served, rather than the click-throughs on those advertisements, fraudulent clicks caused by bots and other non-human activity can cause an artificial increase in the performance of the advertisements we serve which could compromise our ability to provide information to customers and may ultimately harm our reputation as a platform that accurately measures campaign delivery and performance. Accordingly, we employ sophisticated detection mechanisms in an effort to detect and weed out such fraudulent activity.

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

Engage.    Since our incorporation, we believe our Flash and HTML5 based authoring environments have helped advertisers and publishers create innovative and scalable formats for rich media, in-stream video, standard banners and emerging media capabilities. These capabilities include interactive video and synced media that enable advertisers to interact with their target audience more effectively and yield higher engagement, performance and recall rates among consumers.

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

The future of online advertising and our business is data driven. In order to enhance the overall effectiveness of their online campaigns and determine the optimal allocation of their advertising budgets, advertisers need to integrate, compare and analyze campaign performance data from multiple sources. The Sizmek MDX platform provides actionable, comprehensive advertising performance statistics with numerous metrics, such as reach, frequency, dwell rate, interaction time, and ad viewability, as well as key metrics that verify whether the ads were delivered to the appropriate audience, devices and geographies. As the industry continues to adopt programmatic buying, and as users connect with brands using more than one device, our ability to collect and process multi-channel data and seamlessly execute on that data is critical to our strategy. Today we rely upon third party cookies to measure ad delivery. However cookies are increasingly being blocked by certain browsers and browser plug-ins as well as being poorly accepted on mobile devices which create limitations for measuring ad delivery. We are well positioned in data mining and data matching (both online and offline) which are both key to next generation solutions for statistical user identification which will increasingly be used to power our targeting infrastructure and measurement capabilities and replace cookies.

In 2016, our key strategic initiatives include:

•	driving new mobile, video, programmatic and data business with a particular emphasis on omni-channel delivery and measurement, and dynamic creative;

•	positioning Sizmek as the most credible, reliable provider of omni-channel solutions;

•	working to complete the development of the Sizmek MDX-NXT platform;

•	enhancing our mobile DSP platform to accommodate self-serve advertisers and integrate the platform with Sizmek MDX-NXT;

•	completing the integration of our Point Roll business (see Note 3 to our consolidated and combined financial statements);

Service Offerings

Online ad serving technologies can be broken into three categories: distribution technologies that deliver the creative content to the user, analysis technologies that provide reports to advertisers and agencies about their campaigns, and logic technologies that bring all of these functions together and control the process.

Distribution technologies are outsourced to Content Distribution Networks (CDN). These are third party service providers who operate large numbers of servers that are deployed around the world and are collocated on many different middle mile and last mile networks to provide low latency connections with fast response times for end users. The first step in the distribution flow is determining which server or collection of servers should be used to serve the ad for each individual request. This function is also provided by the third-party CDNs by means of global load balancers or other routing mechanisms developed by each CDN and sometimes proprietary to that CDN. Once this decision is made, the user's request is routed to the specific server and that server responds by delivering the ad, including the creative and interactive elements. We have contracts with multiple CDNs to provide high performance service in multiple regions globally.

Analysis technologies are built and operated by us or by selected partners. Analysis starts with data gathering followed by processing that data into many different types of reports. Data can be gathered by collecting logs from logic servers and by automated browsing of large numbers of websites. Logs collected from logic servers include information about the specific ad served, the user's environment, and any interactions that may have happened during the ad impression. Automated browsing involves sending massive numbers of queries to websites and capturing the information, textual content, and meta data that comprise that site. All of these data points are collected in central data centers and processed together to produce reports and actionable data feeds. Reports include campaign metrics like reach and frequency, user metrics like tracking and conversion rates, and ad metrics like performance and impact of specific creative. Actionable data feeds include contextual website classifications, cookie level data, and impression data that can be used by advertisers and agencies to tailor their campaigns and verify their media purchases. These central data centers are large scale data processing facilities that can handle billions and tens of billions of data points each day. They include licensed and internally developed proprietary software running on hundreds of servers racked into processing nodes. Reports and data feeds are the end result of the ad serving process and are critical in linking our services to third party services also contracted by the client, and to the client's own internal systems used for campaign planning and execution.

Logic technologies are the heart of the ad serving process. They start with content management including ingestion and layout of the actual creative and end with the serving of the impression including the tracking mechanisms for interactions and conversions. Many different servers and software modules including licensed and internally developed proprietary modules are involved in the process. These modules allow the customers and campaign managers to upload the ads, create specific layouts for static or dynamic visual presentation, set up the campaigns which include the windows of time during which the ads will be shown and the sites on which the ads will be shown or bidding platforms on which the site inventory will be purchased, the trafficking of the ads to the sites, the specific tags which will be delivered with the ads and enable the collection of data by us, the client, or third parties, and the serving of that logic to the end user which begins the process of delivering the actual ad. The largest physical component of this system is the logic servers, which are comprised of over a hundred servers distributed in multiple data centers globally. The logic servers also coordinate the integration of the client's technical systems or third party technical systems which the client has contracted. This is accomplished through the integration of third party tags which cause the user's browser to report directly to a third party system and through the coordination and synchronization of unique data elements like third-party browser cookies.

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

•
Video Advertising.  Video advertising includes in-stream video formats displayed within or alongside video content on a publisher’s website, as well as in-banner video formats displayed within rich media banners.

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

Peer 39 Data.    Our Peer 39 unit is a provider of data based on the content and structure of web pages for the purpose of improving the relevance and effectiveness of online display advertising. Peer 39's data attributes are critical to Real Time Bidding (RTB). Peer 39 analyzes pages across multiple supply sources and surfaces page level attributes across four channels: Quality, Safety, Category, and any format, with a focus on display and video. This enables buyers to make bidding and buying decisions based on Peer 39 page level attributes, aligning page environment with the brand, product or creative message defined by the advertisers.

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

•	Creative production. We provide access to a team of designers, creative developers and producers to build Flash and HTML5 mocks/ads.

•	Quality assurance. We provide access to a team of software engineers to develop test plans and manage the quality assurance process for campaign execution.

•	Research, analysis and custom reporting. We provide access to research analysts to produce custom reports, analysis and recommendations.

•	Data integration. We provide access to sales engineers and developers to integrate data through custom data feeds and application programming interfaces.

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

We provide services to a diversified base of customers consisting of a great majority of the online advertising industry in all key markets. In 2015, we served:

•	approximately 3,700 media agencies and creative agencies worldwide, including Mediacom, Mindshare, Universal McCann, ZenithOptimedia, OMD, Zed Media, MEC and Media Contacts;

•	over 23,500 global web publishers who are Sizmek MDX-enabled, including Yahoo!, MSN, Google, AOL, Facebook and ESPN; and

•	approximately 19,000 brand advertisers in every major product vertical, including Nike, Sony, Toyota, Volkswagen, H&M, McDonalds, Vodafone, Reckitt Benckiser and MasterCard.

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

In 2015, we delivered campaigns in about 65 countries. Our sales and services organization is globally organized and our offices and partners are coordinated and supported through four regional offices covering North America, EMEA, Asia Pacific, and Latin America. We believe this is an important advantage that allows us to offer global advertisers a consistent pan-regional service.

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

Research & Development.    Our R&D team is responsible for the underlying architecture of the Sizmek MDX platform ensuring we provide market leading scale and the ability to integrate in an open manner with many of our partners. In addition, they are responsible for building out the products and service offerings that form the full extent of the Sizmek MDX campaign management platform. As part of a thorough innovation exercise, they also test and evaluate new technologies that could speed up and strengthen our overall platform offering. Presently, our R&D team is designing and developing a new ad management platform, the Sizmek MDX-NXT platform, which will be a single, end-to-end, integrated platform encompassing all channels and formats. Portions of the MDX-NXT platform are operating currently and we expect substantially all features and functionalities to be operational by mid-2016.  After the Sizmek MDX-NXT platform is fully operational and we have transitioned our workflow over to the new platform, we expect to retire the Sizmek MDX platform.

Competition

The online markets in which we operate are rapidly evolving, highly fragmented and highly competitive. We expect this competitive environment to continue. We believe that the principal competitive factors affecting the market for online advertising services and tools are existing strategic relationships with customers and vendors globally, ease-of-use, integration and customization, innovation, technology, quality and breadth of service, including local language support, data analysis, price and independence. We believe that no other company in the digital advertising market can claim to be a complete, end-to-end solution provider that is also open and flexible:

•
Where point solutions provide only single functions, we integrate all of the necessary technology and data (both our own and that of our best-in-class partners) that our clients need, making advertising easier and driving performance.

•
Where other comprehensive solutions are tied to their own media businesses and often force clients to use only their solutions, we give clients the choice to use whatever technology best suits their needs. Our technology is open by design and we are continually integrating new partner solutions to our platform in an effort to ensure the widest choice possible.

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

Our main competitors in the ad management and ad serving category are DoubleClick (which was acquired by Google in March 2008), Atlas (which was acquired by Facebook in April 2013), and MediaPlex, a division of ValueClick. Our main competitors for stand-alone video ad serving are Vindico and Innovid. Our main competitors in the stand-alone rich media category are niche players, such as FlashTalking. Our main competitors in data and analytics include Integral Ad Sciences and DoubleVerify for verification.

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

As of December 31, 2015, we had 52 issued U.S. patents with expiration dates ranging from March 2016 to May 2031 and 21 pending U.S. patent applications. We also had four registered international patents and one pending international patent applications. We cannot be certain that patents will be issued as a result of the patent applications we have filed. We also had 18 U.S. and 24 international trademark registrations and 9 international trademark applications.

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

Employees

As of December 31, 2015 we had a total of 1,204 employees, including 296 in research and development, 276 in sales and marketing, 509 in operations, and 123 in headquarters, finance and administration; 500 of these employees are located in the United States, 264 are located in Israel, and 440 are located in other countries. Our employees are not represented by a collective bargaining agreement and we have not experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K when considering an investment in our common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows. The risk factors generally have been separated into the following groups:

•	risks related to our industry and the markets we serve,

•	risks related specifically to our business and operations,

•	risks related to our capital structure,

•	risks concerning law, regulation and policy that affect our business, and

•	risks related to our spin-off from DG.

Risks Related to Our Industry and the Markets We Serve

The industry is in a state of rapid technological change and we may not be able to keep up with that pace.

The advertisement distribution and management industry is characterized by extremely rapid technological change, frequent new products and service introductions and evolving industry standards, and the online advertising industry has undergone rapid and dramatic changes in its short history. The introduction of products with new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend upon our ability to enhance our existing products and services, develop and introduce new products and services that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers.

Accordingly, you must consider our business and prospects in light of the risks and difficulties we will encounter in this new and rapidly evolving market. If we cannot, for technological or other reasons, enhance our existing products and services and develop and introduce new products and services in a timely manner in response to changing market conditions, industry standards or other customer requirements, our business, financial condition, results of operations and cash flows may be adversely affected.

Seasonality makes forecasting difficult and can result in widely fluctuating quarterly results.

Historically, the industry has experienced the lowest sales in the first quarter and the highest sales in the fourth quarter, with the second quarter being slightly stronger than the third quarter. Fourth quarter sales tend to be the highest due to increased customer advertising volumes for the holiday selling season. In addition, product and service revenues are influenced by political advertising, which generally occurs every two years. We also have historically operated with little or no backlog, which, along with seasonality, increases the difficulty of predicting our operating results.

The markets in which we operate are highly competitive and competition may increase further as new participants enter the market and more established companies with greater resources seek to expand their market share.

Competition within the markets for media distribution is intense. We face formidable competition from other companies that provide solutions and services similar to ours. Currently, our primary competitors are DoubleClick (a subsidiary of Google), Atlas (a subsidiary of Facebook) and MediaPlex (a division of ValueClick). Atlas offers solutions and services similar to ours and competes directly with us. We expect that Atlas will have the benefit of substantial financial resources, though it is unclear whether such resources will be focused on agency side campaign management products and capabilities to support the needs of advertisers wanting to advertise across multiple publishers, which would increase its ability to compete with us.

There are other platform companies and demand side platform companies that offer advertisement services that could potentially expand their capabilities to include rich media, online video, verification and viewability in competition with us. Other competitors exist in niches in which we operate, such as rich media, online video, verification, viewability and social media.

We believe that our ability to compete successfully with all of our service offerings depends on a number of factors, both within and outside of our control, including: (i) the price, quality and performance of our products and those of our competitors; (ii) the timing and success of new product introductions; (iii) the emergence of new technologies; (iv) the number and nature of our competitors in a given market; (v) the protection of our intellectual property rights; and (vi) general market and economic conditions. In addition, the assertion of intellectual property rights by others may factor into our ability to compete successfully. The competitive environment could result in price reductions that could result in lower profits and loss of our market share.

In addition, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, and several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. This growing trend of cooperative relationships and consolidation within our industry may create a great number of powerful and aggressive competitors that may engage in more extensive research and development, undertake more far-reaching marketing campaigns and/or make more attractive offers to existing and potential employees and customers than we are able to. They may also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. Any increase in the level of competition from these, or any other competitors, is likely to result in price reductions, reduced margins, loss of market share and a potential decline in our revenues. We cannot assure you that we will be able to compete successfully with our existing or future competitors. If we fail to withstand competitive pressures and compete successfully, our business, financial condition, results of operations and cash flows could be adversely affected.

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements and to collect campaign data and could lead to a loss of significant online customers.

The growing trend of consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of a small number of large companies, such as Google, Facebook and, most recently, Apple, with the announcement of its iAd platform for placing ads on Apple's applications, could harm our business. We are currently able to serve, track and manage advertisements for our customers on a variety of networks and websites. Concentration of advertising networks could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, if they develop ad placement systems that are incompatible with our ad serving systems or if they use their market power to force their customers to use certain vendors on their networks or websites. These networks or websites could also prohibit or limit our aggregation of advertising campaign data if they use technology that is not compatible with our technology. In addition, concentration of desirable advertising space in a small number of networks and websites could result in competitive pricing pressures and diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Additionally, major publishers could terminate our ability to serve advertisements on their properties on short notice. If we are no longer able to serve, track and manage advertisements on a variety of networks and websites, our ability to service campaigns effectively and aggregate useful campaign data for our customers would be limited, which could adversely affect our business, financial condition, results of operations and cash flows.

Internet security poses risks to our entire business.

The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches could adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Business and Operations

We have a history of operating losses and there can be no assurance that we will be profitable in the future.

In each of the last five years we have reported net losses, and we cannot guarantee that we will become profitable in the future.  Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our new MDX-NXT platform, which is in development, may not be available for general use as intended and may not operate as planned.

We are in the process of developing a new platform called the Sizmek MDX-NXT platform which is intended to replace our existing platform.  Development of the MDX-NXT platform is ongoing and certain portions of the platform are operating currently.  We expect the development to be substantially complete by the middle of 2016 at which time we will begin the transition of our customer traffic over to the new platform.

The development and implementation of a new platform is a large and complex undertaking. Substantial risks remain that the new platform will not operate as intended or may not be available for general use by the middle of 2016 as planned.  Further, we may experience multiple computer bugs, service interruptions and unplanned downtime while developing and implementing the MDX NXT platform.  If the new platform does not operate as intended it could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be harmed if we are not able to protect our intellectual property rights from third-party challenges or if the intellectual property we use or business operations in which we engage infringe upon the proprietary rights of third parties.

We consider our patents, trademarks, copyrights, advertising and promotion design to be of value and important to our business. We rely on a combination of patent, trade secret, copyright and trademark laws and nondisclosure and other arrangements to protect our proprietary rights, and we generally enter into confidentiality or license agreements with our distributors and customers and limit access to and distribution of our software, documentation and other proprietary information. These steps taken to protect our proprietary information may not prevent misappropriation of such information, and may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to ours. In addition, the laws of some foreign countries where our products are utilized do not protect our proprietary rights to the same extent as do the laws of the United States. A failure to protect our intellectual property rights could adversely affect our business, financial condition, results of operations and cash flows.

The technology services sector within advertising and marketing contains a large and ever growing number of new and existing technology providers with potentially overlapping intellectual property claims. We cannot assure you that our intellectual property or business operations do not infringe on the proprietary rights of third parties, and in the future, third parties could allege that we infringe on their proprietary rights. Any such claims, with or without merit, could be time-consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management attention. If such claims are successful, we may not be able to obtain licenses necessary for the operation of our business, or, if obtainable, such licenses may not be available on commercially reasonable terms, either of which could prevent our ability to operate our business. Thus, any such claims could adversely affect our business, financial condition, results of operations and cash flows.

We depend on key personnel to manage the business effectively, and if we are unable to retain our key employees or hire additional qualified personnel, our ability to compete could be harmed.

Our future success will depend, to a significant extent, upon the services of our executive team. Uncontrollable circumstances, such as the death or incapacity of any key executive officer, could have a serious impact on our business. Our future success will also depend upon our ability to attract and retain highly qualified management, sales, operations, information technology and marketing personnel. There is, and will continue to be, intense competition for personnel with experience in the markets applicable to our products and services. The inability to retain our key employees or to attract additional qualified personnel as needed could adversely affect our business, financial condition, results of operations and cash flows.

System disruptions and security threats to our computer networks or phone systems could harm our business.

The performance and reliability of our computer network and phone systems infrastructure is critical to our operations. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face threats to our computer systems from unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could adversely affect our business, financial condition, results of operations and cash flows.

Our use of "open source" software could subject our technology to general release or require us to re-engineer our solutions, or subject us to litigation, which could harm our business.

Our technology incorporates or is distributed with software or data licensed from third parties, including some software that incorporates so-called "open source" software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use, and that we offer our services that incorporate the open source software for no cost. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners. We attempt to ensure that no open source software is used in such a way as to require us to disclose the source code to our software, but such use could inadvertently occur. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our solutions. In the future, we could be required to seek licenses from third parties in order to continue offering some of our solutions, and these licenses may not be available on favorable terms, or at all. Alternatively, we may be forced to re-engineer some of our solutions or discontinue use of portions of the functionality provided by our solutions. In addition, the terms of open source licenses may require us to provide our solutions that use open source software to others on unfavorable terms. If a third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services. Any of these events could adversely affect our business, financial condition, results of operations and cash flows.

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

If we experience any of the defects, errors or other problems described above, our business, brand and reputation could suffer and our ability to retain existing customers and attract new business could be harmed. If fraudulent clicks are not detected, the data that our solutions provide to our customers will be inaccurate and the affected advertisers may lose confidence in our solutions to deliver a return on their investment. In addition, customers whose advertisements were placed in an incomplete or inaccurate manner or undesirable context could refuse to pay for such advertisements, demand refunds or future credits or initiate litigation against us. Our advertisers could become dissatisfied with our solutions and may choose to do business with our competitors or reduce their spending on Internet advertising. Any of the consequences described above could adversely affect our business, financial condition, results of operations and cash flows.

New advertisement blocking technologies could limit or block the delivery or display of advertisements by our solutions, which could undermine the viability of our business.

Advertisement blocking technologies, such as "filter" software programs, that can limit or block the delivery or display of advertisements delivered through our solutions are currently available for Internet users and are continuing to be developed. If these technologies become widespread, the commercial viability of the current Internet advertisement model may be undermined. As a result, ad-blocking technology could, in the future, adversely affect our business, financial condition, results of operations and cash flows.

More individuals are using non-personal computer devices to access the Internet, and browser companies may change some of their underlying functionality. Our solutions developed for these devices and browsers may not be widely deployed.

The number of people who access the Internet through devices other than personal computers ("PCs"), including mobile devices, game consoles and television set-top devices, has increased dramatically in the past few years. Many of these devices do not accept the cookies we currently use to target audiences and measure campaign performance and require a new approach. If we are unable to deliver our solutions and services to a substantial number of alternative device users or if we are slow to develop solutions and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market, which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, some of the more popular browsers in use today have indicated that in the future, they may not accept or support the cookies we currently use to target audiences and measure campaign performance. Furthermore, the ability to provide attribution, tracking a user's activity through multiple ad, search, or site interactions across multiple devices, requires the development of a single Cross Device ID. If we are unable to develop or license this type of technology, our services may be insufficient to meet the needs of our customers in the future, which could adversely affect our business, financial condition, results of operations and cash flows.

Problems with content delivery services, bandwidth providers, data centers or other third parties could adversely affect our business, financial condition, results of operations and cash flows.

Our business relies significantly on third-party vendors, such as content delivery services, bandwidth providers and data centers. We have entered into an agreements with providers of content delivery services to assist us in serving advertisements. If our content delivery service providers, or other third-party vendors, fail to provide their services or if their services are no longer available to us for any reason and we are not immediately able to find replacement providers, our business, financial conditions, results of operations and cash flows could be adversely affected.

Additionally, any disruption in network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business operations. If our service is disrupted, we may lose revenues directly related to the impressions that we failed to serve and we may be obligated to compensate clients for their loss. Our reputation may also suffer in the event of a disruption. Any financial or other difficulties our providers face may negatively impact our business, and we are unable to predict the nature and extent of any such impact. We exercise very little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technologies from third-parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our customer relationships and adversely affect our brand reputation and our business, financial condition, results of operations and cash flows and expose us to liabilities to third parties.

Our data centers are vulnerable to natural disasters, terrorism and system failures that could significantly harm our business operations and lead to client dissatisfaction.

In delivering our solutions, we are dependent on the operation of our data centers, which are vulnerable to damage or interruption from earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. In particular, two of our data centers, in Tokyo, Japan and Los Angeles, California, are located in areas with a high risk of major earthquakes and others are located in areas with a high risk of terrorist attacks, such as New York City, New York. Our insurance policies have limited coverage in such cases and may not fully compensate us for any loss. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a terrorist attack, a provider's decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand reputation could be damaged if customers believe our system is unreliable, which could adversely affect our business, financial condition, results of operations and cash flows.

We may enter into, or seek to enter into, business combinations and acquisitions that may be difficult to integrate, disrupt our business, expose us to unanticipated liabilities, dilute stockholder value or divert management attention.

We have a history of completing business acquisitions.  Over the last three calendar years, we have completed five acquisitions, and we may make business acquisitions in the future.  Any such acquisitions would be accompanied by the risks commonly encountered in such acquisitions, including:

•	the difficulty of assimilating the operations and personnel of the acquired companies;

•	the potential disruption of our business;

•	the inability of our management to maximize our financial and strategic position by the successful incorporation of acquired technology and rights into our product and service offerings;

•
unanticipated liabilities associated with an acquisition including (i) technology, intellectual property and infringement issues, (ii) employment, retirement or severance related claims, and (iii) claims by or amounts owed to vendors or customers;

•	difficulty maintaining uniform standards, controls, procedures and policies, with respect to accounting matters and otherwise;

•	the potential loss of key employees of acquired companies; and

•	the impairment of relationships with employees and customers as a result of changes in management and operational structure.

Any acquired businesses and product lines may not be successfully integrated with our operations, personnel or technologies. Any inability to successfully integrate the operations, personnel and technologies associated with an acquired business and/or product line may adversely affect our business, financial condition, results of operations and cash flows.

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

Any one or more of these factors could negatively impact our international operations and thus adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to risks relating to our location in Israel and conditions in Israel could adversely affect our business.

Our business is subject to a number of risks and challenges that specifically relate to our Israeli operations. The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 22% of our workforce is located in Israel. Accordingly, political, economic and military conditions in Israel could directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies. These restrictions could limit our ability to sell our products to companies in these countries. Any hostilities involving Israel, acts of terrorism, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations, accounting functions and research and development activities and cause our revenues to decrease.

In addition, our business insurance may not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could adversely affect our business, financial condition, results of operations and cash flows.

Our Israeli operations may be disrupted by the obligations of personnel to perform military service.

As of December 31, 2015, we had 264 employees based in Israel. Our employees in Israel may be called upon to perform up to 36 days (and in some cases more) of annual military reserve duty until they reach the age of 45 (and in some cases, up to 49), and in emergency circumstances, could be called to active duty. In response to increased tension and hostilities, since September 2000 there have been occasional call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business, financial condition, results of operations and cash flows.

Market conditions or weak financial performance in our operations may make it difficult to obtain financing needed to make acquisitions necessary to grow our business or protect our existing lines of business.

We have grown primarily through acquisition over the past several years. If we are unable to find sources of capital on favorable terms due to market conditions or weak financial performance in our operations, we may lose opportunities to expand our business through additional acquisitions, or to protect against erosion of revenue and margins in our existing businesses. If our stock price becomes too weak or depressed, we could have difficulty using our stock as currency in acquisitions, or be forced to enter into dilutive transactions using our stock to consummate acquisitions necessary to our business strategy.

Risks Related to our Capital Structure

A portion of our assets is reflected as goodwill and intangible assets on our balance sheet, which may be subject to further impairment should our market capitalization fall substantially below the book value of our shareholders' equity or our actual or expected future cash flows fall sufficiently below our forecasts.

Our goodwill and intangible assets were created in the acquisitions we completed over the past several years. If we are unable to generate sufficient cash flows in future periods, and/or our market capitalization declines sufficiently relative to the value at and around December 31, 2015, we may be required to take another goodwill and/or intangible asset impairment charge that would result in a reduction to our operating results in the period in which we take the charge.

Our board of directors may issue, without stockholder approval, preferred stock with rights and preferences superior to those applicable to our common stock.

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

Any of the items described above could adversely affect our business, financial condition, results of operations and cash flows.

Privacy concerns could lead to legislative and other limitations on our ability to collect or process user level data from Internet users, including limitations on our use of various tracking technologies such as cookies or conversion tags and user profiling, which are crucial to our ability to provide our solutions and services to our customers.

Our ability to conduct targeted advertising campaigns and compile data that we use to execute campaign strategies for our customers depends, in part, on the use of "cookies," "conversion tags" and other tracking technologies to track users, their devices and their online behavior, which allows us to create user profiles to deliver more relevant advertisements to users and to measure an advertising campaign's effectiveness. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. Our conversion tags are pieces of code placed on specific pages of websites that record a specific action such as the completion of an online form or the viewing on an ecommerce website. As a general matter we do not collect personally identifiable information on users other than cookie IDs and IP addresses, which we use anonymously and do not associate with other personally identifiable information. Occasionally at the request and on behalf of a customer, Sizmek may collect personal information supplied voluntarily by consumers through their interaction with data collection fields in the body of advertisements or on websites (such as name, email, etc.). This personal information is provided directly to the customer on whose behalf the information was collected, or the customer's service providers, and is processed by us only to the extent and as long as is necessary to provide the advertising services for which the personal information was collected. In certain services requested by our clients, our platform may utilize IP addresses for geo-targeting, click-fraud detection and for use in analytics. In terms of data retention, logs with raw user data are saved for 13 months as required by Interactive Advertising Bureau policy.

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

Internet users may also directly limit or eliminate the placement of cookies on their computers by using third party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or conversion tags. Microsoft's Internet Explorer 11 browser has the Do Not Track signal turned on by default and Firefox has publicly talked about turning on the 3rd party cookie blocking feature by default, in both cases impacting our ability to deliver and measure more targeted advertising. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and conversion tag information. The owners of mobile device operating systems place significant restrictions on the use of tracking technologies as well as privacy-enabling technologies, such as our opt-out cookie. Controls by the mobile device operating system owners could limit or eliminate our ability to collect Internet user information. Individuals have also brought class action suits against companies related to the use of cookies and several companies, including companies in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information. We may be subject to such suits in the future, which could limit or eliminate our ability to collect such information.

If our ability to use tracking technologies such as cookies or conversion tags or to build user profiles is substantially restricted due to the foregoing, or for any other reason, we would have to generate and use other technology or methods that allow the gathering of user profile data in order to provide our services to our customers. This change in technology or methods could require significant reengineering time and resources, and may not be complete in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all. If the use of tracking technologies such as cookies and conversion tags are prohibited and we are not able to efficiently and cost effectively create new technology, our business, financial condition, results of operations and cash flows could be adversely affected.

In addition, any compromise of our security that results in the release of Internet users' and/or our customers' data could seriously limit the adoption of our solutions and services, as well as harm our reputation and brand, expose us to liability and subject us to reporting obligations under various federal and state laws, which could have an adverse effect on our business. The risk that these types of events could seriously harm our business is likely to increase, as the amount of data we store for our customers on our servers (including personal information) and the number of countries where we operate increases, and we may need to expend significant resources to protect against security breaches, which could adversely affect our business, financial condition, results of operations and cash flows.

Any perception of our practices or products as an invasion of privacy, whether or not such practices or products are consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm or claims by regulators, which could disrupt our business and expose us to increased liability.

To the extent that we collect and store information derived from the activities of website visitors and their devices on behalf of particular clients, our compliance with privacy laws, regulations and industry codes and our reputation among the public body of website visitors depend in part on our clients' adherence to privacy laws and regulations and their use of our services in ways consistent with visitors' expectations. We contractually require our website publisher clients to notify visitors to their websites about our services (i.e., that we place cookies and collect and share certain non-identifying data for purposes of targeting advertisements), and further require that they link to pages where visitors can opt-out of the collection or targeting. We rely on representations made to us by clients that they will comply with all applicable laws including all relevant privacy and data protection regulations. We make reasonable efforts to enforce contractual notice requirements but do not fully audit our clients' compliance with our recommended disclosures or their adherence to privacy laws and regulations, nor do we contractually require them to seek explicit consent to the placement of cookies which may be required in certain countries. If our clients fail to adhere to our contracts in this regard, or a court or governmental agency determines that we have not adequately, accurately or completely contractually required our clients to do so, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Risks Related to the Spin-Off

We are responsible for all pre-closing liabilities and contingencies of DG.

Because DG contributed all of its cash and substantially all of its working capital to us as part of the Spin-Off, we have assumed and are responsible for all pre-closing liabilities and any loss contingencies of DG and its television business prior to the Merger of DG with a wholly-owned subsidiary of Extreme Reach. Under the terms of the separation and distribution agreement and other agreements entered into in connection with the Spin-Off, we have agreed to indemnify DG and its affiliates (including Extreme Reach following the Merger) from all such liabilities and loss contingencies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are at 500 West 5th Street, Suite 900, Austin, Texas. Our properties are listed below:

Location	Type	Lease Expiration	Square Footage	Square Footage Sublet
Atlanta, GA	Sales and Operations	2019	12,133	NA
Austin, TX	Sales and Operations	2023	17,354	NA
Chicago, IL	Sales and Operations	2020	3,760	NA
King of Prussia, PA	Sales and Operations	2021	39,687	NA
Los Angeles, CA	Sales and Operations	2018	4,887	NA
Los Angeles, CA	Sales and Operations	2021	10,735	NA
Miami, FL	Sales and Operations	2016	180	NA
New York, NY	Sales and Operations	2024	21,100	NA
New York, NY	Sales and Operations	2017	12,500	12,500
New York, NY	Sales and Operations	2016	3,600	3,600
San Francisco, CA	Sales and Operations	2019	2,749	2,749
Troy, MI	Sales and Operations	2018	4,352	NA
Herzliya, Israel	Sales and Operations	2021	50,439	NA
London, England	Sales and Operations	2022	10,690	NA
Belgrade, Serbia	Sales and Operations	2017	6,006	NA
Krakow, Poland	Sales and Operations	2016	5,382	NA
Cebu, Philippines	Sales and Operations	2017	5,252	NA
Sydney, Australia	Sales and Operations	2018	4,090	NA
Madrid, Spain	Sales and Operations	2017	3,864	NA
Paris, France	Sales and Operations	2021	3,595	NA
Hamburg, Germany	Sales and Operations	2017	3,358	NA
Mexico City, Mexico	Sales and Operations	2016	2,583	NA
Tokyo, Japan	Sales and Operations	2016	2,497	NA
Sao Paulo, Brazil	Sales and Operations	2017	2,368	NA
Buenos Aires, Argentina	Sales and Operations	2016	300	NA
Guangzhou, China	Sales and Operations	2016	1,883	NA
Barcelona, Spain	Sales and Operations	2017	1,356	NA
Republic of Singapore	Sales and Operations	2017	760	NA
Shanghai, China	Sales and Operations	2016	678	NA
Beijing, China	Sales and Operations	2016	177	NA
Melbourne, Australia	Sales and Operations	2016	113	NA

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of December 31, 2015, we are not a party to any material pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Select Market on February 10, 2014 under the symbol "SZMK". Prior to this, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock from February 10, 2014 to December 31, 2015.

	2015		2014
	High	Low	High	Low
First quarter	$8.38	$5.92	$13.10	$9.39
Second quarter	7.69	6.58	11.90	8.91
Third quarter	7.76	5.85	9.99	7.74
Fourth quarter	6.62	3.58	7.53	4.95

As of March 8, 2016, we had 28,941,158 shares of our common stock outstanding. As of March 8, 2016, our common stock was held by approximately 136 stockholders of record. We estimate that there are approximately 6,197 beneficial stockholders.

We have never declared or paid cash dividends on our capital stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through December 31, 2015, we made share repurchases totaling $8.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program. The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2015 through October 31, 2015	—	$—	$—	$23,500
November 1, 2015 through November 30, 2015	123,267	4.60	123,267	22,932
December 1, 2015 through December 31, 2015	233,211	4.04	233,211	21,990
Total	356,478	4.23	356,478

Stock Performance Table

This performance graph is furnished and shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholders return on our common stock from February 10, 2014, when trading in our common stock began on the NASDAQ Global Select Market, through December 31, 2015, with the comparable cumulative return of (i) the NASDAQ Composite Index and (ii) the S&P Information Technology Sector Index. The graph assumes that $100 was invested in our common stock and each index on February 10, 2014 and the reinvestment of any dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance. Information used in the graph was obtained from information published by NASDAQ and Research Data Group, Inc., sources believed to be reliable, but we are not responsible for any errors or omissions in such information.

The following table shows total indexed return of stock price plus reinvestments of dividends, assuming an initial investment of $100 at February 10, 2014, for the indicated periods.

	2/10/2014	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Sizmek Inc.	$100.00	$91.90	$60.37	$68.47	$35.20
NASDAQ Composite Index	100.00	108.06	115.80	122.09	122.70
S&P Information Technology Sector Index	100.00	111.75	123.21	124.15	130.51

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated and combined financial data. We derived the selected historical consolidated and combined financial data as of December 31, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our audited consolidated and combined financial statements.  We derived the selected historical combined financial data as of December 31, 2011 from our historical books and records. In the opinion of management, the unaudited combined financial data as of December 31, 2011 has been prepared on the same basis as the audited combined financial data and includes all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair statement of the information presented. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated and combined financial statements and corresponding notes included elsewhere in this Form 10-K.

The data below includes the results of acquired operations from the respective dates of closing as detailed below:

Acquired Operations	Date of Closing
MediaMind Technologies, Inc. ("MediaMind")	July 26, 2011
EyeWonder LLC and chors GmbH ("EyeWonder")	September 1, 2011
Peer 39, Inc. ("Peer 39")	April 30, 2012
Republic Project Inc. ("Republic Project")	October 4, 2013
Aerify Media LLC	August 11, 2014
PixelCo. D.O.O. ("Pixel")	September 4, 2014
StrikeAd, Inc. (“StrikeAd”)	May 28, 2015
Point Roll, Inc. (“Point Roll”)	November 12, 2015

Statement of Operations Data:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Revenues	$172,731	$170,827	$161,132	$140,652	$77,486
Cost of revenues*	67,027	60,163	53,970	50,736	25,754
Selling and marketing	62,645	57,969	55,789	50,650	23,980
Research and development	14,294	13,142	10,192	12,629	10,901
General and administrative	19,638	22,834	18,320	21,718	13,277
Merger, integration and other	9,253	6,304	5,877	5,952	14,571
Depreciation and amortization	30,333	26,449	23,833	25,084	10,995
Goodwill and long-lived asset impairments	111,572	98,196	—	219,593	—
Loss from operations	(142,031)	(114,230)	(6,849)	(245,710)	(21,992)
Other expense	873	1,124	42	2,855	1,072
Loss before income taxes	(142,904)	(115,354)	(6,891)	(248,565)	(23,064)
Benefit for income taxes	(5,956)	(1,020)	(2,180)	(10,359)	(5,291)
Net loss	$(136,948)	$(114,334)	$(4,711)	$(238,206)	$(17,773)

* Excludes depreciation and amortization

Balance Sheet Data:

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$42,046	$90,672	$22,648	$13,692	$25,041
Working capital	69,502	128,153	57,346	47,363	58,271
Property and equipment	29,410	34,036	26,002	18,610	14,931
Goodwill	8,411	40,154	134,086	134,086	346,454
Intangible assets	16,931	71,306	84,319	98,752	108,013
Total assets	177,985	304,912	330,023	328,975	562,159
Total stockholders' equity or business capital	125,530	266,435	293,136	283,385	510,453

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

•	Results of Operations. This section provides an analysis of our results of operations for the three years in the period ended December 31, 2015.

•	Financial Condition. This section provides a summary of certain major balance sheet accounts and a discussion of the factors that tend to cause these accounts to change, or the reasons for the change.

•
Liquidity and Capital Resources.  This section provides a summary of our cash flows for the three years in the period ended December 31, 2015, as well as a discussion of those cash flows. Also included is a discussion of our sources of liquidity and cash requirements.

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

Overview

We operate a leading open ad management and distribution platform. We assist approximately 19,000 advertisers and 3,700 agencies engage with consumers in approximately 65 countries across multiple online media channels (mobile, display, rich media, video and social). Our revenues are principally derived from services related to online advertising. Our technology and service help advertisers overcome the fragmentation in the online advertising market and achieve optimal results from their advertising campaigns.

Our business can be impacted by several factors, including general economic conditions, the overall advertising market, new emerging digital technologies, and the continued growth of online and other alternative advertising.

Our Business Strategy

Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers.  In order to operate our business more successfully and better serve our customers, in 2016 we are focusing on five key areas:

(i)
Revenue Growth—we anticipate rapid growth in our (a) mobile, (b) dynamic creative optimization (DCO) and (c) mobile demand side platform (DSP) product lines, partially offset by declines in rich media advertising.  Overall, we anticipate revenue will grow between 5% and 10% in 2016.

(ii)
Expense Control—in early 2016 we made a number of personnel and expense reduction decisions to better align our cost structure with revenues.  Our goal in 2016 is to generate positive free cash flow (cash from operating activities less capital expenditures).

(iii)
Complete MDX-NXT Platform—we expect to be substantially complete with the development of our MDX-NXT platform by mid-2016.  The MDX-NXT platform is a single, integrated ad management platform across multiple channels and formats.  We operate certain portions of the MDX-NXT platform currently, and when it is substantially complete we expect to begin to migrate substantially all of our customers over to the new platform.

(iv)
Mobile DSP Platform Enhancements—with our 2015 acquisition of StrikeAd we acquired a mobile DSP platform.  We are in the process of enhancing that platform to accommodate self -serve advertisers and agencies.

(v)
Point Roll Integration—in connection with our recent acquisition of Point Roll, in the first half of 2016 we expect to complete the integration and move substantially all of our customer traffic over to the Sizmek MDX-NXT platform.

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

Comparability of Operating Results before and after the Spin-Off

Prior to the Spin-Off, our combined financial statements were derived from the consolidated financial statements and accounting records of DG, which includes an allocation of DG's corporate costs. To a degree, prior to the Spin-Off we benefited from sharing the corporate cost structure of DG rather than incurring such costs ourselves on a stand-alone basis. Since the Spin-Off, we have been able to control our corporate overhead expenses to a level reasonably consistent with the pre-Spin-Off periods (excluding costs associated with completing the Spin-Off). However, our operating results before and after the Spin-Off are not entirely comparable.  In particular, operating results for 2014 include (i) costs associated with accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off ($6.3 million) and (ii) transaction related costs incurred in connection with completing the Merger and Spin-Off transactions ($5.5 million).

Acquisitions

Over the last three years, we acquired five businesses in the media services industry as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Point Roll	November 12, 2015	$19.7	Cash/Note
StrikeAd	May 28, 2015	9.9	Cash/Note
Pixel	September 4, 2014	0.5	Cash/Note
Aerify Media	August 11, 2014	6.3	Cash/Note
Republic Project	October 4, 2013	1.4	Cash/Note

As a result of these acquisitions, our operating results from period to period are not entirely comparable. Each of the acquisitions has been included in our results of operations since the respective dates of closing.

Development of the Sizmek MDX-NXT Platform

The majority of our revenue is generated using the Sizmek MDX platform.  However, for certain services such as programmatic, mobile DSP and portions of our data and analytics services, we generate revenue from these services outside the Sizmek MDX platform.  In late 2014 we began the development of our Sizmek MDX-NXT platform which will bring to market an efficient, easy to use ad management platform with streamlined workflows for seamless omni channel campaign set up, management and delivery on a variety of screens.  The MDX-NXT platform encompasses substantially all of our current services, works faster, has greater scalability, and a more flexible architecture facilitating future enhancements.

Presently, we operate portions of the MDX-NXT platform.  We anticipate the platform will be substantially complete in mid-2016.  Shortly thereafter, we expect to begin to transition substantially all of our workflow over to the MDX-NXT platform.

Goodwill and Long-Lived Asset Impairment Charges

In 2015, we recorded goodwill and long-lived asset impairment charges of $47.4 million and $64.2 million, respectively.  In 2014, we recorded a goodwill impairment charge of $98.2 million.  In short, these impairment charges result from our actual and future expected operating results falling below a level necessary to support the asset balances.

The majority of the impairment charges relate to our 2011 acquisitions of MediaMind and EyeWonder.  Prior to our acquisition of MediaMind, it had enjoyed several years of revenue growth at or in excess of 20% per year and growth in cash from operating activities.  At the time (2011), we expected those trends to continue.  Similarly, we expected revenue and cash flow growth from EyeWonder.  We did not experience the level of growth in revenue and cash flows from MediaMind and EyeWonder we anticipated at the time of the acquisitions.

We believe our lower than expected operating performance is largely the result of weaker than anticipated market conditions, but also can be attributed to difficulties we encountered in integrating the businesses, and having a higher cost structure than our business could support.  Our growth in spending increased more than our growth in revenue.  Going forward, we implemented measures intended to reduce our cost structure and control our costs.

At December 31, 2015, the fair value of our Company approximated its carrying value. We could experience further goodwill and long-lived asset impairment charges if our actual or expected future operating results fall sufficiently below our current forecast, or if the market value of our common stock should fall sufficiently below the current level for an extended period.  See Note 5 to the accompanying consolidated and combined financial statements.

2015 Highlights

•
Revenues increased $1.9 million, or 1%, compared to 2014.  Our core products revenue grew by $15.3 million, or 14%, and our programmatic managed services revenue grew by $9.6 million, or 54%.  This growth was offset by a continued decline in our rich media revenues which fell by $23.0 million, or 52%.

•
In 2015, foreign currency exchange rates generally weakened compared with the U.S. Dollar, when compared to 2014.  This resulted in us reporting lower revenues ($9.8 million) and lower operating expenses ($8.0 million) than if the exchange rates were held constant with those in effect in 2014.

•
Excluding the impairment charges in both 2015 and 2014, our loss from operations increased by $14.4 million in 2015 as compared to 2014.  The increase in loss was due to higher operating expenses ($16.3 million), partially offset by a small increase in revenues ($1.9 million).  A portion of the increase in operating loss was due to the following unusual items:

•
Our purchase of both Point Roll and StrikeAd increased our operating expenses more than the revenue they produced.  For Point Roll, we expect to have duplicative operating expenses for about six months until we are able to migrate the business over to our platform.  For StrikeAd, we expect to experience revenue growth and leverage its operating expenses to make solid contributions to operating income.

•
In late 2014, we made the decision to shorten the estimated remaining useful life of our Sizmek MDX platform to 20 months in anticipation of completing the development of our new MDX-NXT platform.  As a result, in 2015, we recognized an additional $3.5 million of depreciation expense.

•
In 2015 our merger, integration and other expenses increased by $2.9 million relating to our Strike Ad and Point Roll acquisitions and other acquisitions that closed in 2014.  Our 2014 merger, integration and other expenses were offset by a credit of $3.1 million due to recovering more TV net assets in connection with the spin-off from DG than originally anticipated.

In 2015, we also increased our staffing levels in anticipation that our revenues would be substantially higher.  The higher levels of revenue have not yet occurred and, as a result, our operating loss increased.  We have since reduced our cost structure and plan to limit spending growth to a percentage of revenue growth.

Results of Operations

2015 vs. 2014

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Years Ended		2015	Years Ended
	December 31,		vs.	December 31,
	2015	2014	2014	2015	2014
Revenues
Platform – core products	$124,031	$108,689	14%	71.8%	63.6%
Platform – rich media	21,450	44,486	(52)	12.4	26.1
Subtotal	145,481	153,175	(5)	84.2	89.7
Programmatic	27,250	17,652	54	15.8	10.3
Total	172,731	170,827	1	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	46,001	47,791	(4)	26.6	28.0
Programmatic (a)	21,026	12,372	70	12.2	7.2
Total	67,027	60,163	11	38.8	35.2
Selling and marketing	62,645	57,969	8	36.3	33.9
Research and development	14,294	13,142	9	8.3	7.7
General and administrative	19,638	22,834	(14)	11.4	13.4
Merger, integration and other	9,253	6,304	47	5.3	3.7
Depreciation and amortization	30,333	26,449	15	17.6	15.5
Goodwill and long-lived asset impairments	111,572	98,196	14	64.5	57.5
Total costs and expenses	314,762	285,057	10	182.2	166.9

Loss from operations	(142,031)	(114,230)	24	(82.2)	(66.9)
Other expense, net	873	1,124	(22)	0.5	0.7

Loss before income taxes	(142,904)	(115,354)	24	(82.7)	(67.6)
Benefit for income taxes	(5,956)	(1,020)	484	(3.4)	(0.6)

Net loss	$(136,948)	$(114,334)	20	(79.3)	(67.0)

(a)	Excludes depreciation and amortization.

Revenues – Platform.    For 2015, platform revenues decreased by $7.7 million, or 5%, as compared to 2014.  The decrease was primarily due to a decline in our rich media services revenue ($23.0 million), partially offset by growth in our core products revenue ($15.3 million).  Our rich media services revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our (i) mobile services (ii) smart versioning optimization product, (iii) in-stream product and (iv) and our viewability and verification products, partially offset by declines in other services.

Revenues – Programmatic.    For 2015, programmatic managed services revenues increased by $9.6 million, or 54%, as compared to 2014.  Revenues increased due to (i) our May 2015 acquisition of StrikeAd ($6.6 million), (ii) growth in Aerify Media’s revenues ($1.9 million) principally due to including twelve months of Aerify’s revenues in 2015 versus only five months in 2014) and (iii) growth in our trading revenues ($1.1 million).

Revenues – Foreign Currency Impact.  For 2015, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during 2014.  This resulted in us reporting revenues that were $9.8 million lower than if the exchange rates were held constant during both periods.

Cost of Revenues – Platform.    For 2015, platform cost of revenues decreased by $1.8 million, or 4%, as compared to 2014. As a percentage of total revenues, platform cost of revenues decreased to 26.6% in 2015, as compared to 28.0% in 2014.  Platform cost of revenues decreased primarily due to a reduction in compensation costs ($3.0 million) and professional fees and outsourcing costs ($0.8 million), partially offset by an increase in delivery costs ($1.9 million).  In 2015, compensation costs were reduced due to lower average compensation levels per employee.  In addition, our share-based compensation expense was higher in 2014 due to the accelerated vesting of all outstanding share-based payment awards in connection with the completion of the Merger and Spin-Off in February 2014.  Professional fees decreased primarily due to lower trafficking and consulting costs.  Delivery costs increased due to a 2015 decision to lease file servers rather than own file servers.  The decision to lease servers gives us greater flexibility and more reliability but increases costs.  In addition, the entire leasing cost is charged to the area using the server.  When the file server was owned only the maintenance cost was charged to the area using the server and the cost of the equipment was recognized over time as depreciation expense.

Cost of Revenues – Programmatic.    For 2015, programmatic cost of revenues increased by $8.7 million, or 70%, as compared to 2014.  Our programmatic gross profit percentage decreased to 22.8% in 2015, as compared to 29.9% in 2014.  The decrease was largely due to (i) the acquisition of StrikeAd, which operates at a lower gross profit percentage than our historical trading operation and (ii) our pricing decisions to accept a lower gross profit margin in order to attract more business.

Selling and Marketing.    For 2015, selling and marketing expense increased by $4.7 million, or 8%, as compared to 2014.  The increase relates to higher compensation costs ($5.6 million) partially offset by a reduction in reseller costs ($0.9 million).  Our compensation costs increased due to an increase in sales personnel and a revision to our commission program to place a greater emphasis on performance based compensation.  Our reseller costs declined due to lower average fees paid to resellers and lower revenues generated by resellers.  As a percentage of revenues, selling and marketing expense increased to 36.3% in 2015 as compared to 33.9% in 2014.

Research and Development.    For 2015, research and development expense increased by $1.2 million, or 9%, as compared to 2014.  The increase was due to higher deployment costs ($1.2 million) and information technology costs ($0.3 million), partially offset by lower compensation costs ($0.5 million).  Deployment costs increased due to a 2015 decision to lease file servers rather than own the servers.  Generally, the cost of leasing servers is greater than the cost of owning servers.  See “Cost of Revenues – Platform” above for more detail about the decision to lease rather than own the file servers.  Our compensation costs decreased due to higher capitalized wages.  The increase in capitalized wages was due to working more hours on software development projects that qualified for capitalization.

General and Administrative.    For 2015, general and administrative expense decreased by $3.2 million, or 14%, as compared to 2014.  As a percentage of revenues, general and administrative expense decreased to 11.4% in 2015, as compared to 13.4% in 2014.  The decrease was primarily attributable to recognizing a smaller amount of share-based compensation ($3.6 million), partially offset by an increase in professional fees ($1.1 million) which principally represent legal and consulting fees.  In 2014, we recognized $4.1 million of share-based compensation as a result of the accelerated vesting of share-based payment awards in connection with the completion of the Merger and Spin-Off.

Merger, Integration and Other.    For 2015, merger, integration and other costs increased by $2.9 million, or 47%, as compared to 2014. The increase principally relates to a change in TV business net asset charges and recoveries.  In 2015, we recognized an additional $0.5 million expense for sales tax exposures related to the TV business.  In 2014, we recorded a credit of $3.1 million reflecting the realization of more TV business net assets than originally estimated at the time of the Spin-Off from DG in February 2014.  See Merger, Integration and Other Expenses under Note 2 to our consolidated and combined financial statements.

Depreciation and Amortization.    For 2015, depreciation and amortization increased by $3.9 million, or 15%, as compared to 2014.  The increase was attributable to greater depreciation of capitalized software ($5.2 million), partially offset by lower depreciation of other property and equipment ($0.8 million) and lower amortization of intangible assets ($0.5 million).  The increase in depreciation of capitalized software for 2015 relates to (i) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($3.5 million) and (ii) an increase in software capitalization, which is attributable to working on more software development projects that qualify for capitalization.  See Use of Estimates in Note 2 to our consolidated and combined financial statements.  The reductions in property and equipment depreciation and intangible asset amortization in 2015 was due to certain assets becoming fully depreciated.

Goodwill and Long-Lived Asset Impairments.    For 2015, we recognized goodwill and long-lived asset impairment charges totaling $111.6 million. See Note 5 to the accompanying consolidated and combined financial statements.

Other Expense, Net.    For 2015, other expense, net was $0.9 million as compared to $1.1 million for 2014.  The reduction in expense ($0.2 million) relates to reductions in foreign exchange losses and more interest income.

Benefit for Income Taxes.    For 2015, our effective tax rate was 4.2% compared to 0.9% for 2014. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of (i) not recognizing any tax benefit for the tax losses we incur in the U.S., (ii) reporting taxable income in several foreign jurisdictions where the marginal tax rates are different from the U.S. tax rate, (iii) non-deductible expenses, and (iv) state income taxes.  Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.  For 2015, the vast majority of the goodwill and long-lived asset impairment charges were not deductible for income tax purposes.

Effect of Foreign Currency Exchange Rates.   For 2015, foreign currency exchange rates generally weakened against the U.S. Dollar when compared to 2014.  As a result, we reported lower revenues ($9.8 million), lower operating expenses ($8.0 million), and a larger operating loss ($1.8 million) than if the exchange rates were held constant during both periods.

Adjustment to Tax Benefit.    In February 2016, we issued a press release announcing our unaudited fourth quarter and full year 2015 operating results and furnished that press release as an exhibit to our Form 8-K filed on February 11, 2016.  Those operating results reflected a tax benefit of $3.1 million for losses incurred at our Israeli subsidiary.  The recognition of a tax benefit requires careful consideration as to whether or not the tax benefit is realizable.  On March 8, 2016, on further analysis and in consultation with our Audit Committee and independent accountants, we concluded it was appropriate to record a $3.1 million valuation allowance against our Israeli tax benefit as realization of the tax benefit was not more likely than not.  Accordingly, the financial statements set forth in this Annual Report on Form 10-K reflect this valuation allowance.   If we subsequently determine due to changes in circumstances or applicable law we are more likely than not to realize the Israeli tax benefit, or we are able to realize all or a portion of the benefit, we may reverse all or part of such valuation allowance in a future reporting period.

2014 vs. 2013

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Total Revenues
	Years Ended		2014	Years Ended
	December 31,		vs.	December 31,
	2014	2013	2013	2014	2013
Revenues
Platform – core products	$108,689	$86,727	25%	63.6%	53.8%
Platform – rich media	44,486	63,875	(30)	26.1	39.7
Subtotal	153,175	150,602	2	89.7	93.5
Programmatic	17,652	10,530	68	10.3	6.5
Total	170,827	161,132	6	100.0	100.0
Costs and expenses:
Cost of revenues:
Platform (a)	47,791	46,055	4	28.0	28.6
Programmatic (a)	12,372	7,915	56	7.2	4.9
Total	60,163	53,970	11	35.2	33.5
Selling and marketing	57,969	55,789	4	33.9	34.6
Research and development	13,142	10,192	29	7.7	6.3
General and administrative	22,834	18,320	25	13.4	11.4
Merger, integration and other	6,304	5,877	7	3.7	3.7
Depreciation and amortization	26,449	23,833	11	15.5	14.8
Goodwill impairment	98,196	—	NM	57.5	—
Total costs and expenses	285,057	167,981	NM	166.9	104.3

Loss from operations	(114,230)	(6,849)	NM	(66.9)	(4.3)
Other expense, net	1,124	42	NM	0.6	—

Loss before income taxes	(115,354)	(6,891)	NM	(67.5)	(4.3)
Benefit for income taxes	(1,020)	(2,180)	(53)	(0.6)	(1.4)

Net loss	$(114,334)	$(4,711)	NM	(66.9)	(2.9)

(a)	Excludes depreciation and amortization.
NM	Not meaningful.

Revenues – Platform.    For 2014, platform revenues increased by $2.6 million, or 2%, as compared to 2013.  The increase was due to growth in our core products revenue ($22.0 million), partially offset by a decline in our rich media services revenue ($19.4 million).  Our core products revenue grew primarily due to greater usage of our (i) in-stream product (ii) data and analytics campaign management capabilities, (iii) mobile services and (iv) and our viewability and verification products, partially offset by declines in certain other services.  Our rich media services revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.

Revenues – Programmatic.    For 2014, programmatic managed services revenues increased by $7.1 million, or 68%, as compared to 2013.  Revenues increased due to (i) organic growth in our programmatic managed services operation ($6.2 million), and (ii) our August 2014 acquisition of Aerify Media ($0.9 million).

Cost of Revenues – Platform.    For 2014, platform cost of revenues increased by $1.7 million, or 4%, as compared to 2013. As a percentage of total revenues, platform cost of revenues decreased to 28.0% in 2014, as compared to 28.6% in 2013.  Platform cost of revenues increased due to an increase in delivery costs ($1.9 million), partially offset by a reduction in consulting fees ($0.5 million).  The increase in delivery costs was due to higher content delivery network and data center costs.

Cost of Revenues – Programmatic.    For 2014, programmatic cost of revenues increased $4.5 million, or 56%, as compared to 2014.  Our programmatic gross profit percentage increased to 29.9% in 2014, as compared to 24.8% in 2013.  The increase was largely due to greater skill in effectively managing campaigns on behalf of our customers.

Sales and Marketing.    For 2014, sales and marketing expense increased by $2.2 million, or 4%, as compared to 2013. The increase relates to higher (i) marketing costs ($0.6 million), (ii) facilities costs ($0.5 million), (iii) reseller costs ($0.4 million), and (iv) recruiting costs ($0.4 million). Reseller costs involve paying a commission or fee to the party responsible for causing the customer to use our platform in their online advertising. As a percentage of revenues, sales and marketing expense decreased to 33.9% in 2014 as compared to 34.6% in 2013.

Research and Development.    For 2014, research and development expense increased by $3.0 million, or 29%, as compared to 2013. The increase principally relates to higher compensation ($2.2 million), facilities ($0.3 million) and recruiting costs ($0.2 million). The increase in compensation costs relates to higher compensation levels per research and development employee (including share-based compensation), partially offset by an increase in capitalized salaries.

General and Administrative.    For 2014, general and administrative expense increased by $4.5 million, or 25%, as compared to 2013. As a percentage of revenues, general and administrative expense increased to 13.4% in 2014, as compared to 11.4% in 2013. Substantially all of the increase was the result of accelerating the vesting of share-based payment awards in connection with consummating the Merger and Spin-Off. In addition, for each of the twelve months in 2013, a portion of the expenses were allocated to DG's other business unit versus only a little more than one month in 2014.

Merger, Integration and Other.    For 2014, merger, integration and other costs increased by $0.4 million, or 7%, as compared to 2013. The increase relates principally to (i) costs incurred in connection with completing the Merger and Spin-off transactions in February 2014 and (ii) higher integration, severance and employee relocation costs subsequent to the Merger and Spin-off, partially offset by (iii) recognizing a credit of $3.1 million for collecting DG television receivables in excess of the bad debt reserve. These receivables were contributed to us by DG in connection with the Merger and Spin-Off. The 2014 amount excludes incremental costs associated with the accelerated vesting of all share-based awards in connection with the Merger and Spin-Off.

Depreciation and Amortization.    For 2014, depreciation and amortization increased by $2.6 million, or 11%, as compared to 2013. The increase was primarily attributable to greater depreciation of capitalized software ($2.4 million). The increase in depreciation of capitalized software relates to (i) an increase in capitalized software, which is attributable to working on more software development projects that qualify for capitalization and (ii) shortening the estimated remaining useful life of our Sizmek MDX platform from 46 months to 20 months effective November 1, 2014 in anticipation of retiring the MDX platform in June 2016 ($0.6 million). See Use of Estimates in Note 2 to our consolidated and combined financial statements.

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

Benefit for Income Taxes.    For 2014, our effective tax rate was 0.9% compared to 31.6% for 2013. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. For 2014, the vast majority of the goodwill impairment charge was not deductible for income tax purposes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Financial Condition

The following table sets forth certain major balance sheet accounts as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$42,046	$90,672
Accounts receivable, net	64,595	51,125
Property and equipment, net	29,410	34,036
Goodwill	8,411	40,154
Intangible assets, net	16,931	71,306

Liabilities:
Accounts payable and accrued liabilities	42,720	23,147
Deferred income taxes	919	8,242

Stockholders’ equity	125,530	266,435

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity.  The decrease in cash and cash equivalents during 2015 primarily relates to (i) our investment in capital assets ($20.9 million), (ii) our purchases of Point Roll and StrikeAd ($18.5 million), (iii) our purchases of treasury stock ($6.0 million) and (iv) cash used in operating activities ($3.0 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 107 days and 96 days at December 31, 2015 and 2014, respectively.

Property and equipment tends to increase when we make improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense and impairments.  For 2015 and 2014, purchases of property and equipment (used primarily to improve our ad serving platform) were $3.9 million and $5.0 million, respectively.  For 2015 and2014, capitalized costs of developing software were $17.0 million and $14.0 million, respectively.  In 2015, property and equipment declined primarily due to recording a $12.5 million impairment of our capitalized software.

Goodwill declined in 2015 primarily as a result of recognizing an impairment charge ($47.4 million), partially offset by goodwill created in the acquisitions of Point Roll and StrikeAd ($15.7 million).  See 2015 Long-Lived Asset and Goodwill Impairment Losses under Note 5 to our consolidated and combined financial statements.

Intangible assets declined in 2015 due to recognizing an impairment charge ($51.7 million) and amortization expense ($15.1 million), partially offset by the intangible assets created in the acquisitions of Point Roll and StrikeAd.  See Notes 3 and 5 to our consolidated and combined financial statements.

Accounts payable and accrued liabilities increased $19.6 million to $42.7 million at December 31, 2015 as compared to $23.1 million at December 31, 2014.  The increase relates to the liabilities assumed in the purchases of Point Roll and StrikeAd and the portions of the purchase prices that were deferred ($11.0 million).

Stockholders' equity decreased by $140.9 million to $125.5 million at December 31, 2015 compared to $266.4 million at December 31, 2014, principally as a result of reporting a $136.9 million net loss and purchasing $6.0 million of treasury stock.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(136,948)	$(114,334)	$(4,711)
Goodwill and long-lived asset impairments	111,572	98,196	—
Depreciation and amortization	30,333	26,449	23,833
Share-based compensation	4,232	9,395	6,401
Deferred taxes and other	(5,411)	(4,089)	(6,620)
Changes in operating assets and liabilities, net	(6,739)	(1,801)	(224)
Total	(2,961)	13,816	18,679
Investing activities:
Purchases of property and equipment	(3,890)	(5,015)	(6,320)
Capitalized costs of developing software	(17,000)	(14,037)	(9,617)
Acquisitions, net of cash acquired	(18,541)	(6,129)	(1,120)
Other	(362)	(1,771)	1,187
Total	(39,793)	(26,952)	(15,870)
Financing activities:
Payments of seller financing and other	(960)	—	(2,531)
Purchases of treasury stock	(6,010)	(2,000)	—
Payments of TV business liabilities	(342)	(9,989)	—
Proceeds from TV business assets	2,225	48,287	—
Net contributions from Parent	—	44,833	8,937
Total	(5,087)	81,131	6,406
Exchange rate changes effect on cash and cash equivalents	(785)	29	(259)
Net increase (decrease) in cash and cash equivalents	(48,626)	68,024	8,956
Cash and cash equivalents at beginning of year	90,672	22,648	13,692
Cash and cash equivalents at end of year	$42,046	$90,672	$22,648

We typically generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) goodwill and long-lived asset impairments, (ii) depreciation and amortization and (iii) share-based compensation.  In 2015, we used $3.0 million of cash in operating activities, as compared to generating $13.8 million of cash from operating activities in 2014, and $18.7 million in 2013.  In 2015, the reduction in cash generated from operating activities ($16.8 million) was primarily due to our operating expenses increasing at a faster rate than our revenues.  In 2015, we increased our spending levels in anticipation of much higher revenues that, ultimately, did not occur.  We have subsequently reduced our spending levels.  Further, in 2015 a portion of the increase in our operating costs are transitional.  For example, with the acquisition of Point Roll we expect to incur duplicative operating costs for about six months until we are able to transition all of the Point Roll business over to our platform.  In 2014, the reduction in cash generated from operating activities ($4.9 million) was primarily due to our operating expenses increasing at a faster rate than our revenues.  A portion of our expense growth was due to Sizmek becoming a separate, stand-alone publicly-traded company in 2014, as compared to being part of DG and only receiving an allocation of DG's corporate overhead in 2013.

Historically, we have invested our cash in (i) property and equipment, (ii) the development of software, (iii) strategic investments and (iv) the acquisition of complementary businesses.  In 2015, we purchased Point Roll and StrikeAd.  In 2014, we purchased Aerify Media and Pixel. We also purchased a $1.0 million convertible promissory note from a small private company that has developed a digital attribution software solution (see Abakus Convertible Notes in Note 7 to the accompanying consolidated and combined financial statements). In 2013 we purchased Republic Project.

Prior to our Spin-Off, we obtained cash from financing activities principally as a result of capital contributions from DG, our former parent. Subsequent to our Spin-Off, we obtain cash from financing activities as a result of collecting DG's television receivables that were contributed to us.  In 2015 and 2014, we have used cash in financing activities to purchase shares of our common stock.

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $6.0 million held outside the United States at December 31, 2015, all of which can be repatriated into the United States with little or no adverse tax consequences);

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

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through December 31, 2015, we made share repurchases totaling $8.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

During 2016, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $16 million to $18 million, a portion of which will be used toward completion of our Sizmek MDX-NXT ad serving platform.  We expect to use cash to further expand and develop our business as we anticipate our new ad serving platform will be fully operational by mid-2016.

Off-Balance Sheet Arrangements

We have entered into operating leases for all of our office facilities and certain equipment rentals. Generally these leases are for periods of three to ten years and usually contain one or more renewal options. We use leasing arrangements to preserve capital. We expect to continue to lease the majority of our office facilities under arrangements substantially consistent with the past. See Note 12 to the accompanying consolidated and combined financial statements for a summary of our future lease commitments.

Other than our operating leases, we are not a party to any off-balance sheet arrangement that we believe is likely to have a material impact on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States (“GAAP”), requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our significant accounting policies and methods used in the preparation of our consolidated and combined financial statements are discussed in Note 2 to the accompanying consolidated and combined financial statements. Following is a discussion of our critical accounting policies.

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

The first step in the two-step impairment test is to compare the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation including the guideline public company method. A discounted cash flow analysis requires us to make various assumptions about future cash flows, growth rates and a discount rate. The assumptions about future cash flows and growth rates are based on our long-term forecast. The discount rate used reflects the risk inherent in the projected cash flows. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount. To the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value, a write-down of the reporting unit's goodwill would be necessary.

During 2015, we revised our future forecast which resulted in us recording a goodwill impairment charge of $47.4 million. The impairment charge was the result of (i) revenues and operating results sufficiently below our earlier forecast which prompted us to reduce our long range forecast, and (ii) a sharp decline in our market capitalization during the fourth quarter of 2015 such that our market capitalization plus a reasonable control premium was well below the book value of our total stockholders' equity.  See Note 5 to the accompanying consolidated and combined financial statements. At December 31, 2015 we had $8.4 million of goodwill and the fair value of our online advertising services reporting unit was slightly in excess of its carrying value. If our actual or expected future cash flows should fall sufficiently below our current forecast, we may be required to record another goodwill impairment charge. Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

Income Taxes

Deferred income taxes arise as a result of temporary differences between amounts recognized in accordance with GAAP and amounts recognized for federal, foreign and state income tax purposes. We have both deferred tax assets and deferred tax liabilities. Deferred tax assets relate primarily to (i) purchased intangibles where our tax basis is in excess of our financial accounting basis, and (ii) NOL carryforwards. Deferred tax liabilities relate primarily to purchased intangible assets, such as customer relationships and trade names, some of which have little or no tax basis.

We provide a valuation allowance for deferred tax assets when we do not have sufficient positive evidence to conclude that it is more likely than not that some portion, or all, of our deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance for our deferred tax assets, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. For 2015, 2014 and 2013, we do not believe we have sufficient positive evidence to conclude that future realization of all of our federal net deferred tax assets is more likely than not. As such, we established a valuation allowance of approximately $33.2 million at December 31, 2015. We will reassess the valuation allowance quarterly, and if future events or sufficient evidence exists to suggest such amounts are more likely than not to be realized, a tax benefit will be recorded to adjust the valuation allowance.

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

In 2015, we recognized a $64.2 million impairment loss related to our long-lived assets.  In 2014 and 2013, we did not recognize an impairment loss related to our long-lived assets. See Note 5 to the accompanying consolidated and combined financial statements.

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

Revenue Recognition

We derive the majority of our revenue from volume-based fees for using our online ad serving platform. We recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	Our price to the customer is fixed or determinable, and
•	Collectability of the related receivable is reasonably assured.

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

Contractual Payment Obligations

The table below summarizes our contractual obligations at December 31, 2015 (in thousands):

	Payments Expected by Period
Category	Total	Less Than 1 Year	1.00 - 2.99 Years	3.00 - 4.99 Years	After 5 Years
Operating lease obligations	$45,147	$8,217	$13,855	$12,345	$10,730
Employment contracts	4,482	4,482	—	—	—
Unconditional purchase obligations	6,018	4,899	1,045	74	—
Total contractual obligations	$55,647	$17,598	$14,900	$12,419	$10,730

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risk resulting from our international operations. In each of the foreign countries where we operate, we generally only enter into agreements that are denominated in that country's currency. However, in one country, we have employees and a real estate lease which is denominated in a foreign currency, which exposes us to ongoing foreign currency transaction gains and losses. We do not comprehensively hedge the exposure to currency rate changes, but we do enter into foreign currency forward contracts and options to hedge a portion of our exposure. At December 31, 2015 and 2014, we had $14.5 million and $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value of $0.1 million liability and $0.1 million liability, respectively. As a result of our hedging activities, in the years ended December 31, 2015 and 2014 we incurred a loss of $0.1 million and a gain of $0.1 million, respectively, which is included in various operating expenses.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of our principal executive officer and principal financial officer, uses the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") (2013 framework), to evaluate the effectiveness of our internal control over financial reporting. Based on its assessment, our management concluded our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm. Kost Forer Gabbay & Kasierer's report on our internal control over financial reporting appears on page F-4.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	See Index to Financial Statements on page F-1 for a list of financial statements filed herewith.

(a)(2)	The information required under this item is included under Item 8 at Note 16 of the Notes to Consolidated and Combined Financial Statements.

(a)(3)	See Exhibit Index on page F-44 for a list of exhibits filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIZMEK INC.
Date: March 11, 2016	By:	/s/ NEIL H. NGUYEN
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

Name	Title	Date

/s/ JOHN R. HARRIS	Chairman of the Board of Directors	March 11, 2016
John R. Harris

/s/ NEIL H. NGUYEN	Chief Executive Officer, President and Director	March 11, 2016
Neil H. Nguyen

/s/ KENNETH SAUNDERS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2016
Kenneth Saunders

/s/ JOHN D. PALMER	Senior Vice President and Controller (Principal Accounting Officer)	March 11, 2016
John D. Palmer

/s/ SCOTT K. GINSBURG	Director	March 11, 2016
Scott K. Ginsburg

/s/ CECIL H. MOORE, JR.	Director	March 11, 2016
Cecil H. Moore, Jr.

/s/ XAVIER A. GUTIERREZ	Director	March 11, 2016
Xavier A. Gutierrez

Name	Title	Date

/s/ ADAM KLEIN	Director	March 11, 2016
Adam Klein

/s/ STEPHEN E. RECHT	Director	March 11, 2016
Stephen E. Recht

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sizmek Inc.:

We have audited the accompanying consolidated balance sheets of Sizmek Inc. as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive loss, stockholders' equity and cash flows and or changes in business capital for the two years then ended. These financial statements are the responsibility of company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sizmek Inc. as of December 31, 2015 and 2014, and the consolidated and combined results of its operations and its cash flows for each of the two years ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sizmek Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 11, 2016	A Member of Ernst & Young Global

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sizmek Inc.:

We have audited the accompanying combined statements of operations, comprehensive loss, cash flows and changes in business capital of Sizmek Inc. (formerly known as The New Online Company, a carve-out of Digital Generation, Inc.) for the year ended December 31, 2013.  These financial statements are the responsibility of Sizmek Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sizmek Inc.:

We have audited Sizmek Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Sizmek Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sizmek Inc. as of December 31, 2015 and 2014 and the related consolidated and combined statements of operations, comprehensive loss, cash flows and stockholders' equity or changes in business capital for each of the two years in the period ended December 31, 2015 of Sizmek Inc. and our report dated March 11, 2016 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 11, 2016	A Member of Ernst & Young Global

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31, 2015	December 31, 2014
Assets
CURRENT ASSETS:
Cash and cash equivalents	$42,046	$90,672
Accounts receivable (less allowances of $1,795 in 2015 and $813 in 2014)	64,595	51,125
Deferred income taxes	—	636
Restricted cash	1,538	1,538
Other current assets	4,568	5,254
Current assets of TV business	678	2,470
Total current assets	113,425	151,695
Property and equipment, net	29,410	34,036
Goodwill	8,411	40,154
Intangible assets, net	16,931	71,306
Deferred income taxes	523	387
Restricted cash	4,478	3,941
Other non-current assets	4,807	3,393
Total assets	$177,985	$304,912

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$3,683	$3,976
Accrued liabilities	39,037	19,171
Current liabilities of TV business	1,203	395
Total current liabilities	43,923	23,542
Deferred income taxes	919	8,242
Other non-current liabilities	7,613	6,433
Non-current liabilities of TV business	—	260
Total liabilities	52,455	38,477

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,584 issued and 29,228 outstanding at December 31, 2015; 30,399 issued and 30,071 outstanding at December 31, 2014	30	30
Treasury stock, at cost (356 shares in 2015 and 328 shares in 2014)	(1,510)	(2,000)
Additional capital	368,658	371,261
Accumulated deficit	(238,289)	(101,341)
Accumulated other comprehensive loss	(3,359)	(1,515)
Total stockholders’ equity	125,530	266,435
Total liabilities and stockholders’ equity	$177,985	$304,912

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Platform related	$145,481	$153,175	$150,602
Programmatic managed services	27,250	17,652	10,530
Total	172,731	170,827	161,132
Cost of revenues (excluding depreciation and amortization):
Platform related	46,001	47,791	46,055
Programmatic managed services	21,026	12,372	7,915
Total	67,027	60,163	53,970
Selling and marketing	62,645	57,969	55,789
Research and development	14,294	13,142	10,192
General and administrative	19,638	22,834	18,320
Merger, integration and other	9,253	6,304	5,877
Depreciation and amortization	30,333	26,449	23,833
Goodwill and long-lived asset impairments	111,572	98,196	—
Loss from operations	(142,031)	(114,230)	(6,849)
Other expense, net	873	1,124	42
Loss before income taxes	(142,904)	(115,354)	(6,891)
Benefit for income taxes	(5,956)	(1,020)	(2,180)
Net loss	$(136,948)	$(114,334)	$(4,711)

Basic and diluted loss per common share	$(4.63)	$(3.76)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	29,597	30,368	30,399

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For The Years Ended December 31,
	2015	2014	2013
Net loss	$(136,948)	$(114,334)	$(4,711)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	27	(214)	(257)
Unrealized gain (loss) on available for sale securities, net of tax	(299)	(509)	1,768
Foreign currency translation adjustment	(1,572)	(1,474)	(311)
Total other comprehensive income (loss)	(1,844)	(2,197)	1,200

Total comprehensive loss	$(138,792)	$(116,531)	$(3,511)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF STOCKHOLDERS' EQUITY OR CHANGES
IN BUSINESS CAPITAL
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Parent Company Investment	Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012	—	$—	—	$—	$283,903	$—	$—	$(518)	$283,385
Net contributions from Parent	—	—	—	—	13,262	—	—	—	13,262
Net loss	—	—	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive income	—	—	—	—	—	—	—	1,200	1,200
Balance at December 31, 2013	—	—	—	—	292,454	—	—	682	293,136
Net contributions from Parent	—	—	—	—	88,902	—	—	—	88,902
Net loss	—	—	—	—	(12,993)	—	(101,341)	—	(114,334)
Purchase of treasury stock	—	—	(328)	(2,000)	—	—	—	—	(2,000)
Share-based compensation	—	—	—	—	—	2,928	—	—	2,928
Other comprehensive loss	—	—	—	—	—	—	—	(2,197)	(2,197)
Conversion of Parent company investment to capital	30,399	30	—	—	(368,363)	368,333	—	—	—
Balance at December 31, 2014	30,399	30	(328)	(2,000)	—	371,261	(101,341)	(1,515)	266,435
Net loss	—	—	—	—	—	—	(136,948)	—	(136,948)
Share-based compensation	—	—	—	—	—	4,232	—	—	4,232
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	131	—	—	—	—	(335)	—	—	(335)
Purchase of treasury stock	—	—	(974)	(6,010)	—	—	—	—	(6,010)
Retirement of treasury stock	(946)	—	946	6,500	—	(6,500)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(1,844)	(1,844)
Balance at December 31, 2015	29,584	$30	(356)	$(1,510)	$—	$368,658	$(238,289)	$(3,359)	$125,530

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(136,948)	$(114,334)	$(4,711)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and long-lived asset impairments	111,572	98,196	—
Depreciation of property and equipment	15,236	10,828	8,065
Amortization of intangibles	15,097	15,621	15,768
Share-based compensation	4,232	9,395	6,401
Deferred income taxes	(6,869)	(855)	(6,820)
Provision for trade receivable losses	984	196	252
Charges for (recovery of) TV business net assets	455	(3,078)	—
Other	19	(352)	(52)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivables	(2,611)	(5,498)	(2,534)
Other assets	509	930	3,957
Accounts payable and other liabilities	(4,637)	2,767	(1,647)
Net cash (used in) provided by operating activities	(2,961)	13,816	18,679

Cash flows from investing activities:
Purchases of property and equipment	(3,890)	(5,015)	(6,320)
Capitalized costs of developing software	(17,000)	(14,037)	(9,617)
Acquisitions, net of cash acquired	(18,541)	(6,129)	(1,120)
Purchases of long-term investments	—	(975)	(156)
Other	(362)	(796)	1,343
Net cash used in investing activities	(39,793)	(26,952)	(15,870)

Cash flows from financing activities:
Payments of seller financing / earnout	(625)	—	(2,531)
Purchases of treasury stock	(6,010)	(2,000)	—
Payments of TV business liabilities	(342)	(9,989)	—
Proceeds from TV business assets	2,225	48,287	—
Payment of tax withholding obligation for shares tendered	(335)	—	—
Net contributions from Parent	—	44,833	8,937
Net cash (used in) provided by financing activities	(5,087)	81,131	6,406

Effect of exchange rate changes on cash and cash equivalents	(785)	29	(259)
Net (decrease) increase in cash and cash equivalents	(48,626)	68,024	8,956
Cash and cash equivalents at beginning of year	90,672	22,648	13,692
Cash and cash equivalents at end of year	$42,046	$90,672	$22,648

Supplemental disclosures of cash flow information:
Cash received for income taxes	$2,327	$1,002	$854
Cash received for interest	$448	$353	$120
Deferred payment obligations incurred to acquire businesses	$10,979	$625	$280
Extended payment obligations incurred to purchase software	$960	$—	$—

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns. In 2015, we connected approximately 19,000 advertisers and 3,700 agencies to audiences in about 65 countries, serving more than 1.3 trillion impressions.

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

Carve-out Financial Statements Prior to Spin-Off

Prior to our Spin-Off from DG on February 7, 2014, our combined financial statements were derived from the consolidated financial statements and accounting records of DG. These statements reflected the combined historical results of operations, financial position and cash flows of DG's online business primarily conducted through MediaMind Technologies Inc., EyeWonder, LLC, Peer39, Inc., and Unicast EMEA, Ltd., and an allocable portion of DG's corporate costs. For the periods prior to the Spin-Off, our financial statements are presented as if such businesses had been combined for all periods presented.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of our wholly-owned, and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For the periods prior to the Spin-Off, the carve-out financial statements have been prepared on a basis that management believes to be reasonable to reflect the financial position, results of operations and cash flows of the Company's operations, including portions of DG's corporate costs and administrative shared services.

Revenue Recognition

We derive the majority of our revenue from volume-based fees for using our online ad serving platform. We recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	Our price to the customer is fixed or determinable, and
•	Collectability of the related receivable is reasonably assured.

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

For 2015, 2014 and 2013, we reported revenues and cost of revenues from programmatic managed services as follows (dollars in thousands):

	For The Years Ended December 31,
	2015	2014	2013
Revenues	$27,250	$17,652	$10,530
% of total revenues	15.8%	10.3%	6.5%
Cost of revenues (1)	21,026	12,372	7,915
Net	$6,224	$5,280	$2,615

(1)	Includes the cost of purchasing media, but does not include personnel and other overhead related costs that are recorded in cost of revenues.

Seasonality

Our business is seasonal. Our revenues follow the advertising patterns of our customers.  Historically, we have experienced the lowest revenues in the first quarter and the highest revenues in the fourth quarter, with the second quarter being slightly stronger than the third quarter. Fourth quarter revenues tend to be the highest due to increased customer advertising volumes for the holiday selling season.

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

Effective November 1, 2014, we shortened the estimated remaining useful life of our Sizmek MDX platform assets from an average of 46 months to 20 months in anticipation of our new Sizmek MDX-NXT platform, which is currently in development.  We anticipate the new platform will be substantially complete by mid-2016.  Once the Sizmek MDX-NXT platform is fully operational and we have transitioned our workflow over to the new platform, we expect to retire the Sizmek MDX platform.  For 2015 and 2014, this change increased our net loss by $3.1 million and $0.5 million, and our loss per share by $0.11 and $0.02, respectively.  As discussed in Note 5 under 2015 Long-Lived Asset Impairment and Shortening of Useful Lives, we recorded an impairment charge on many of our long-lived assets, including the Sizmek MDX platform.  As a result, at December 31, 2015 the Sizmek MDX platform was fully depreciated.

Effective December 31, 2015, we shortened the estimated useful life of our internally developed software costs from five years to three years.  We also reduced, where necessary, the estimated remaining useful life of our customer relationships and developed technology assets acquired prior to 2015 to a maximum of three years.  Further, we reduced the estimated useful life of our patents to three years.  See Intangible Assets under Note 5.

Risk of Future Goodwill and Long-Lived Asset Impairments

See Note 5 for a discussion of the risk of a future impairment of our goodwill and long-lived assets.

Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less at the date of acquisition. We maintain substantially all of our cash and cash equivalents with a few major financial institutions in the United States and Israel.

Restricted Cash

Restricted cash principally relates to (i) funding of Israeli statutory employee compensation, (ii) required cash balances for foreign currency forward contracts / options and other banking arrangements, and (iii) security deposits on office leases.

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

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term plus expected renewals or the estimated useful life of the asset. The estimated useful lives of our property and equipment at December 31, 2015 (excluding property and equipment acquired in a business combination) were principally as follows:

Category	Useful Life
Software—internally developed software costs	3 years
Software—purchased	3 years
Computer equipment	3 years
Furniture and fixtures	6 - 14 years
Network equipment	3 years
Machinery and equipment	3 years

Leases

We lease certain properties under operating leases, generally for periods of 3 to 10 years. Some of our leases contain renewal options and escalating rent provisions. For leases that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term plus option renewal periods that, at the inception of the lease, appear to be reasonably assured. Deferred rent is included in both accrued liabilities and other non-current liabilities in the accompanying balance sheets. See Note 12 for additional information regarding our lease commitments.

Software Development Costs

Costs incurred to create software for internal use are expensed during the preliminary project stage and only costs incurred during the application development stage are capitalized. Upon placing the completed project in service, capitalized software development costs are generally amortized over three years.

Depreciation of capitalized software development costs for the years ended December 31, 2015, 2014 and 2013 was $9.5, $4.3 million and $1.9 million, respectively.  During 2015, capitalized software development costs were written down by $12.5 million.  See 2015 Long-Lived Asset Impairment and Shortening of Useful Lives under Note 5.  The net book value of capitalized software development costs was $18.0 million and $23.0 million as of December 31, 2015 and 2014, respectively.

Assets and Liabilities of DG's TV Business

Pursuant to the Separation and Redemption Agreement (see Note 1), DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
Description	2015	2014
Current assets of television business:
Income tax receivables	$515	$1,943
Trade accounts receivable	163	367
Springbox revenue sharing	—	160
Total	$678	$2,470

Current liabilities of television business:
Trade accounts payable	$—	$165
Accrued liabilities	930	230
Uncertain tax positions	273	—
Total	$1,203	$395

Non-current liabilities of television business:
Uncertain tax positions	$—	$260

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At December 31, 2015, we had $14.5 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.3 million liability, net of a $0.2 million asset).  At December 31, 2014, we had $14.3 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.2 million liability, net of a $0.1 million asset).  The net liability at December 31, 2015 is included in accrued liabilities and is expected to be recognized in our results of operations in the next twelve months. The net liability at December 31, 2014 was also included in accrued liabilities.  The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Hedging gain (loss) recognized in operations	$(62)	$115	$865

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), net of tax, during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains (Losses) on Available for Sale Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$(887)	$373	$(4)	$(518)
OCI (L) before reclassifications	(311)	521	1,768	1,978
Amounts reclassified out of AOCL	—	(778)	—	(778)
Change during 2013	(311)	(257)	1,768	1,200
Balance at December 31, 2013	(1,198)	116	1,764	682
OCI (L) before reclassifications	(1,474)	(111)	(509)	(2,094)
Amounts reclassified out of AOCI	—	(103)	—	(103)
Change during 2014	(1,474)	(214)	(509)	(2,197)
Balance at December 31, 2014	(2,672)	(98)	1,255	(1,515)
OCI (L) before reclassifications	(1,572)	(29)	(299)	(1,900)
Amounts reclassified out of AOCL	—	56	—	56
Change during 2015	(1,572)	27	(299)	(1,844)
Balance at December 31, 2015	$(4,244)	$(71)	$956	$(3,359)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the consolidated and combined statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Amounts Reclassified out of AOCI			Affected Line Items in the Statement of Operations
	2015	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$(6)	$11	$101	Cost of revenues
Foreign currency derivatives	(3)	5	56	Selling and marketing
Foreign currency derivatives	(44)	56	571	Research and development
Foreign currency derivatives	(11)	16	154	General and administrative
Foreign currency derivatives	2	27	(17)	Other expense, net
Total before taxes	(62)	115	865
Tax amounts	6	(12)	(87)
Income after tax	$(56)	$103	$778

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired. We test goodwill for potential impairment at the reporting unit level on an annual basis, or more frequently if an event occurs or circumstances exist indicating goodwill may not be recoverable. Such events or circumstances may include operating results lower than previously forecasted or declines in future expectations of our operating results, or other significant negative industry trends. In evaluating goodwill for potential impairment, we perform a two-step process that begins with an estimate of the fair value of each reporting unit that contains goodwill (presently, we operate as a single reporting unit). We use a variety of methods, including discounted cash flow models, to determine fair value. In the event a reporting unit's carrying value exceeds its estimated fair value, evidence of a potential impairment exists. In such a case, the second step of the impairment test is required, which involves allocating the fair value of the reporting unit to its identifiable assets and liabilities, with the excess of fair value over the identifiable net assets representing the implied fair value of its goodwill. An impairment loss is measured as the amount, if any, by which the carrying value of a reporting unit's goodwill exceeds its implied fair value. During 2015 and 2014 we recorded goodwill impairment losses of $47.4 million and $98.2 million, respectively.  See Note 5 – Risk of Future Goodwill and Long-Lived Asset Impairments for a discussion of the risk of a future impairment of our goodwill.

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

If we determine the carrying value of our long-lived or intangible assets may not be recoverable based upon the occurrence of a triggering event, we assess the recoverability of these assets by determining whether amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows.  If the asset can be recovered through undiscounted future cash flows the asset is not impaired.  If the asset cannot be recovered through undiscounted future cash flows, the amount of the impairment is determined based upon the discounted future cash flows using a discount rate reflecting the risk inherent in the projected cash flows.  During 2015 we recorded a $64.2 million impairment of our long-lived assets.  See Note 5 – Risk of Future Goodwill and Long-Lived Asset Impairments for a discussion of the risk of a future impairment of our long-lived assets.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each asset. Factors considered when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are generally amortized on a straight-line basis over their useful lives which generally range from 3 to 10 years. See Note 5 – Intangible Assets for additional information.

Foreign Currency Translation and Measurement

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using the average exchange rates that were in effect during the period. Gains and losses from these translations are recognized in foreign currency translation, a component of accumulated other comprehensive income (loss) and part of stockholders' equity (business capital prior to the Spin-Off). Gains and losses from measuring foreign currency transactions into the functional currency are included in our statements of operations. For 2015, 2014 and 2013, we recognized foreign currency transaction gains and (losses) of $(1.1) million, $(1.2) million and $0.1 million, respectively.

Research and Development Expenses

Research and development expenses associated with maintaining our technology platform are expensed as incurred.  Costs incurred to create software for internal use are capitalized only during the application development stage.  See Software Development Costs above in this Note 2.

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

	2015	2014	2013
Merger and Spin-Off (1)	$—	$5,507	$4,078
Severance	2,292	1,200	569
Integration and restructuring costs	5,672	2,400	321
MediaMind preacquisition liability	—	—	720
Acquisition legal and due diligence fees	834	275	—
TV business net asset charges (recoveries) (2)	455	(3,078)	—
Other	—	—	189
Net	$9,253	$6,304	$5,877

(1)
Merger and Spin-Off includes costs incurred prior to the transactions while DG was evaluating strategic alternatives. See discussion of Merger and Spin-Off under "Separation from Digital Generation, Inc." in Note 1.

(2)	Represents an increase in (a reduction of) expense due to realizing less (more) TV net assets than originally estimated at the time of the Spin-Off.

Severance costs primarily relate to consolidating the workforces of acquired businesses and eliminating redundancy. All costs shown above were paid in the period the expense was recognized, or shortly thereafter.

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

Prior to the Spin-Off, we participated in DG's compensation programs that included equity-based incentive awards. Those equity-based awards related to shares of DG's common stock, not to our equity. For DG equity awards, we recognized an allocated cost equal to the cost recognized by DG. Allocations of share-based payments also arose from acquisitions when DG agreed to assume the share-based obligations of the acquired company on our behalf; such as the case in our acquisition of MediaMind. In connection with completing the Merger and Spin-Off, all of DG's outstanding equity awards became fully vested and, to the extent the award had an intrinsic value, were converted into shares of DG stock. Equity awards with no intrinsic value were cancelled. Following the Spin-Off, we did not assume any equity award previously issued by DG.

We recognized $4.2 million, $9.4 million and $6.4 million in share-based compensation expense related to stock options, restricted stock and RSUs during the years ended December 31, 2015, 2014 and 2013, respectively. For 2014, $2.9 million relates to our equity awards and $6.5 million relates to the allocated cost of DG's equity awards. See Note 10.

Income Taxes

For periods subsequent to the Spin-Off, we file our income tax returns on a stand-alone basis. For periods prior to the Spin-Off, our results of operations were included in the combined federal and state income tax returns of DG.  For those periods, the income tax amounts reflected in the accompanying financial statements have been allocated to us based on taxable income (loss) directly attributable to us on a stand-alone basis. Management believes that the assumptions underlying the allocation of income taxes are reasonable. However, the amounts allocated for income taxes in the accompanying financial statements are not necessarily indicative of the amount of income taxes that would have been recorded had we operated as a separate, stand-alone entity during those periods. Prior to the Spin-Off, the U.S. federal and state tax losses generated by us were utilized by DG in its consolidated U.S. tax return. We are reflecting these U.S. federal and state tax losses as a distribution to DG for the year they were included in DG's U.S. tax returns.

We establish deferred income tax assets and liabilities for temporary differences between the tax and financial accounting bases of our assets and liabilities. The tax effects of such differences are recorded in the balance sheet at the enacted tax rates expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets if it is more likely than not that all or a portion of the asset will not be realized. The ultimate realization of our deferred tax assets is primarily dependent upon generating taxable income during the periods in which those temporary differences become deductible. The need for a valuation allowance is assessed each year. We forecast the reversal of our deferred tax assets and liabilities in determining the need for a valuation allowance.  For 2015, 2014 and 2013, we recorded a valuation allowance.

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

We include interest related to tax issues as part of income tax expense in our consolidated and combined financial statements. We record any applicable penalties related to tax issues within the income tax provision. See Note 8.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The vast majority of our cash and cash equivalents is held at large financial institutions in the United States and Israel that management believes to be of high credit quality. At certain financial institutions, our cash and cash equivalents regularly exceeds the federally insured limit. We have not experienced any losses on our cash and cash equivalents to date. We perform ongoing credit evaluations of our customers, generally do not require collateral and maintain a reserve for potential credit losses. We only recognize revenue when collection is reasonably assured. Our receivables are principally from advertising agencies and direct advertisers. Our receivables and the related revenues are not contingent on our customers' sales or collections. We believe the fair value of our accounts receivable approximate their carrying value. For the years ended December 31, 2015, 2014 and 2013, there was no single customer that accounted for more than 10% of our revenue. At December 31, 2015 and 2014, there was no single customer that accounted for more than 10% of our accounts receivables.

Israel Operations

The majority of our research and development activities and a large portion of our accounting functions are performed in Herzliya, Israel. In total, about 22% of our workforce is located in Israel. As a result, we are subject to risks associated with operating in the Middle East.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

Effective October 1, 2015, we adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" on a prospective basis.  Prior to the adoption of ASU 2015-17 GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  ASU 2015-17 was issued to simplify the presentation of deferred income taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  We did not retrospectively adjust prior periods.  The adoption of ASU 2015-17 did not have a material impact on our financial statements.

Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 modifies revenue recognition guidance for GAAP. Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, International Accounting Standards Board ("IASB") provided limited guidance on revenue recognition. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations."  ASU 2015-16 modifies how changes to provisional amounts determined during the measurement period of a business combination are recognized.  Under existing accounting literature, changes to provisional amounts determined during the measurement period of a business combination, resulting from facts and circumstances that existed at the acquisition date, are recognized by retrospectively adjusting the provisional amounts at the acquisition date.   However, under ASU 2015-16, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined.  For Sizmek, ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."  ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  Presently, Sizmek recognizes changes in the fair value of its equity investments that have a readily determinable fair value in accumulated other comprehensive income / loss.  ASU 2016-01 also contains certain other provisions.  For Sizmek, ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted.  We anticipate that the adoption of ASU 2016-01 will result in greater volatility of our operating results as the changes in fair value of our equity investments that have a readily determinable fair value will be reflected in net income rather than accumulated other comprehensive income / loss.

In February 2016, the FASB issued ASU 2016-02, "Leases" Topic 842.  ASU 2016-02 modifies accounting for leases under GAAP.  The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  For operating leases, a lessee is required to do the following:

1.	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.

2.	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

3.	Classify all cash payments within operating activities in the statement of cash flows.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.  An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.

For Sizmek, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

Reclassifications

In 2015, we changed our groupings of product revenues.  In this process we determined that $0.9 million of revenue that had been included in the Premium and Other Services product category (a former product category), should instead be included in the Programmatic Managed Services product category.  As a result, for 2014, we reclassified $0.9 million of revenue from a former product category into the Programmatic Managed Services product category.

3. Acquisitions

Over the last three years, we acquired five businesses in the media services industry. The objective of each transaction was to expand our product offerings, customer base, global digital distribution network, and/or to better serve the advertising community. We expect to realize operating synergies from each of the transactions, or the acquired operation has created, or will create, opportunities for the acquired entity to sell its services to our customers. Both of these factors resulted in a purchase price that contributed to the recognition of goodwill. The acquisitions are summarized as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Form of Consideration
Point Roll	November 12, 2015	$19.7	Cash/Note
StrikeAd	May 28, 2015	9.9	Cash/Note
Pixel	September 4, 2014	0.5	Cash/Note
Aerify Media	August 11, 2014	6.3	Cash/Note
Republic Project	October 4, 2013	1.4	Cash/Note

Each of the acquired businesses has been included in our results of operations since the date of closing. Accordingly, the operating results for the periods presented are not entirely comparable due to these acquisitions and related costs. In each acquisition, we have recorded the assets acquired and liabilities assumed at fair value.  Some of these fair value measurements, such as customer relationships and developed technology, require significant judgment and are considered Level 3 fair value measurements.  The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill. A brief description of each acquisition is as follows:

Point Roll

On November 12, 2015, we acquired all of the shares of Point Roll, Inc. (“Point Roll”) from TEGNA Inc. (“Tegna”) for a total purchase price of $19.7 million, subject to adjustment.  Of the total purchase price (i) $11 million was paid in cash at closing, (ii) $7 million will be paid one year after the closing date (which we recorded at its present value of $6.9 million) and (iii) up to $2 million will be paid one year after the closing date, subject to any indemnification claims (we currently expect to pay $1.8 million).  Point Roll provides rich media and dynamic creative ad serving technologies that allow interactivity in online advertising, such as streaming video, polling, and e-mail and data collection.  The purchase price was paid from cash on hand.  The objective of the transaction was to realize significant operating synergies by combining the operations of Point Roll with our existing online ad serving operations.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  We allocated $6.3 million to customer relationships, $0.5 million to trade name and $4.6 million to goodwill.  Each of the customer relationships and trade name acquired in the transaction are being amortized on a straight-line basis over 4.1 years.  See Impairment of Goodwill and Long-Lived Assets and Shortening of Useful Lives of Long-Lived Assets below.  The goodwill and other intangible assets created in the acquisition are not deductible for tax purposes.  The acquired assets include $9.3 million of gross receivables, which we recognized at their estimated fair value of $9.2 million.  The liabilities assumed include $0.8 million for an uncertain tax position relating to a period prior to our purchase.  Tegna has agreed to indemnify us for this potential exposure.  Accordingly, we have recorded an indemnification asset for $0.8 million in purchase accounting.  For 2014, Point Roll reported revenues of $51.9 million.  For the period from the acquisition date through December 31, 2015, Point Roll reported $4.6 million of revenues.  The purchase price allocation is preliminary pending the finalization of the assets acquired and liabilities assumed.

StrikeAd

On May 28, 2015, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) for $9.9 million. The purchase price includes $7.7 million in cash paid at closing and deferred payment obligations totaling $2.2 million.  StrikeAd operates a mobile demand side platform (“DSP”) based in the United Kingdom.  We intend to combine the StrikeAd assets with our existing programmatic assets to build an end-to-end DSP for use by our customers.  The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $4.3 million to developed technology, $1.2 million to customer relationships and $11.0 million to goodwill.  The developed technology and customer relationships acquired in the transaction are presently being amortized on a straight-line basis over 3.2 years and 5.5 years, respectively.  The weighted average amortization period is 3.7 years. See Impairment of Goodwill and Long-Lived Assets and Shortening of Useful Lives of Long-Lived Assets below. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  The acquired assets include $3.6 million of gross receivables, which we recognized at their estimated fair value of $3.4 million.  For 2014, StrikeAd reported revenues of $11.0 million and a loss before income taxes of $6.2 million.  For the period from the acquisition date through December 31, 2015, StrikeAd reported $6.6 million of revenues.  The purchase price allocation is preliminary pending the finalization of the assets acquired and liabilities assumed.

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

The $6.25 million purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $2.05 million to developed technology, $0.4 million to customer relationships and $3.8 million to goodwill. The developed technology and customer relationships acquired in the transaction are being amortized on a straight-line basis over 4 years and 5 years, respectively. The weighted average amortization period is 4.2 years. See Impairment of Goodwill and Long-Lived Assets and Shortening of Useful Lives of Long-Lived Assets below.The goodwill and other intangible assets created in the acquisition are deductible for income tax purposes. For 2013, prior to our purchase, Aerify reported revenues of $3.1 million and a loss before income taxes of $0.6 million.  For the period from the acquisition date through December 31, 2014, we recognized $0.9 million of revenues and a $0.4 million loss before income taxes from Aerify in our results of operations. The purchase price allocation is final.

Purchase of Republic Project

On October 4, 2013, we acquired the assets and operations of privately-held Republic Project, a cloud-based ad platform that enables agencies and brands to create, deliver and measure social and mobile rich media campaigns, for $1.1 million in cash, a $0.3 million deferred payment obligation and contingent consideration we valued at zero. The contingent consideration payment ranged from zero to $13.1 million based on reaching revenue and adjusted EBITDA performance targets in 2014 and 2015. None of the performance targets were reached.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $0.3 million to customer relationships, $0.6 million to developed technology and $0.4 million to noncompetition agreements. The customer relationships, developed technology and noncompetition agreements acquired in the transaction are being amortized on a straight-line basis over 5 years, 4 years and 4 years, respectively. The weighted average amortization period is 4.2 years. See Impairment of Goodwill and Long-Lived Assets and Shortening of Useful Lives of Long-Lived Assets below.The intangible assets created in the acquisition are deductible for income tax purposes. For the period from the acquisition date through December 31, 2013, we recognized $0.1 million of revenue and a $0.3 million loss before income taxes from Republic Project in our results of operations. The Republic Project purchase price allocation is final.

Impairment of Goodwill and Long-Lived Assets and Shortening of Useful Lives of Long-Lived Assets

As discussed further in Note 5 under 2015 Long-Lived Asset and Goodwill Impairment Losses, effective December 31, 2015, we impaired all of our noncompetition agreements and portions of our (i) goodwill (ii) customer relationships, (iii) developed technology and (iv) trade names.  In addition, on a prospective basis, we reduced, where necessary, the estimated remaining useful life of our customer relationship assets acquired prior to 2015 to a maximum of three years.  See Note 5.

Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	Point Roll	StrikeAd	Pixel	Aerify Media	Republic Project
Current assets	$9.6	$3.6	$—	$—	$0.1
Property and equipment	1.4	—	—	—	—
Other assets	1.2	—	—	—	—
Customer relationships	6.3	1.2	—	0.4	0.3
Trade names	0.5	—	—	—	—
Developed technology	—	4.3	—	2.1	0.6
Noncompetition agreements	—	—	—	—	0.4
Goodwill	4.6	11.0	0.5	3.8	—
Total assets acquired	23.6	20.1	0.5	6.3	1.4
Less liabilities assumed	(3.9)	(10.2)	—	—	—
Net assets acquired	$19.7	$9.9	$0.5	$6.3	$1.4

Pro Forma Information

The following pro forma information presents our results of operations for the years ended December 31, 2015 and 2014 as if the acquisitions of Point Roll, StrikeAd, Pixel and Aerify Media had occurred on January 1, 2014 (in thousands). A table of actual amounts is provided for reference.

	As Reported Years Ended December 31,		Unaudited Pro Forma Years Ended December 31,
Category	2015	2014	2015	2014
Revenues	$172,731	$170,827	$207,672	$234,821
Net loss	(136,948)	(114,334)	(142,288)	(117,001)

4. Property and Equipment, Net

Property and equipment were as follows (in thousands):

	December 31,
	2015	2014
Internally developed software costs	$19,703	$30,848
Network equipment	16,564	14,900
Computer equipment	7,391	6,186
Purchased software	5,165	3,517
Leasehold improvements	3,878	3,538
Furniture and fixtures	3,008	2,683
Machinery and equipment	940	773
	56,649	62,445
Less accumulated depreciation	(27,239)	(28,409)
	$29,410	$34,036

In the fourth quarter of 2015, we determined our internally developed software costs (along with certain other long-lived assets) were impaired. As a result, we reduced the carrying value of our internally developed software costs by $12.5 million.  See Note 5.

5. Goodwill, Intangible Assets and Impairments

Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2013	$376,417	$(242,331)	$134,086
Acquisition of Aerify Media	3,760	—	3,760
Acquisition of Pixel	504	—	504
Impairment loss	—	(98,196)	(98,196)
Balance at December 31, 2014	380,681	(340,527)	40,154
Acquisition of StrikeAd	11,032	—	11,032
Acquisition of Point Roll	4,641	—	4,641
Impairment loss	—	(47,416)	(47,416)
Balance at December 31, 2015	$396,354	$(387,943)	$8,411

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

An entity is not required to perform the prescribed two-step annual goodwill impairment test if it believes, as a result of performing a qualitative assessment, that it is more likely than not that the fair value of a reporting unit (fair value of the Company in our case since we operate as a single reporting unit) exceeds its carrying amount.

2015 Long-Lived Asset and Goodwill Impairment Losses

During the fourth quarter of 2015, we determined that indicators of potential impairment existed requiring us to perform both a long-lived asset impairment test and a goodwill impairment test.  These indicators included (i) revenues and operating results sufficiently below our earlier forecast which prompted us to reduce our long range forecast, and (ii) a sharp decline in our market capitalization during the fourth quarter of 2015 such that our market capitalization plus a reasonable control premium was well below the book value of our total stockholders' equity.

2015 Long-Lived Asset Impairment and Shortening of Useful Lives

As prescribed by the accounting literature, we first determined whether or not our long-lived assets were recoverable by comparing the estimated future undiscounted cash flows resulting from their use and ultimate disposition to their carrying value.  Having determined such assets as a group were not recoverable, we then determined the fair value of each of the long-lived assets and compared it to its carrying value.  To the extent the fair value was less than the carrying value, we recorded the difference as an impairment loss.  We estimated the fair values using varying techniques including a discounted cash flow (“DCF”) model and the relief of royalty method (each of which are Level 3 fair value measurements).  The DCF model uses a variety of estimates including revenue growth rates, operating margins, tax rates, capital expenditures and a discount rate.  The relief from royalty method estimates the savings that would result from using our developed technology and trade names in comparison to licensing those items from third parties.

Using these valuation techniques, we determined the estimated fair value of certain of our long-lived assets was less than its carrying value as follows (in thousands):

Long-Lived Asset	Fair Value	Carrying Value	Impairment Loss
Customer relationships	$11,879	$54,644	$42,765
Internally developed software costs	18,049	30,511	12,462
Developed technology	3,445	5,824	2,379
Trade names	1,455	6,691	5,236
Noncompetition agreements	—	1,208	1,208
Patents	152	258	106
Total	$34,980	$99,136	$64,156

For the above long-lived assets, we adjusted their carrying values to their estimated fair values and recorded the difference as an impairment loss.  Effective December 31, 2015, we shortened the estimated useful life of our internally developed software costs from five years to three years.  We also reduced, where necessary, the estimated remaining useful life of our customer relationships assets acquired prior to 2015 to a maximum of three years.  Further, we reduced the estimated useful life of our patents to three years.

2015 Goodwill Impairment

In performing our goodwill impairment test, we estimated the fair value of the Company using an income approach, specifically a DCF model. Under the income approach, we calculated the fair value of the Company based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates including revenue growth rates, operating margins, tax rates, capital expenditures and a discount rate. The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with the Company's projected cash flows.

Upon estimating the fair value of our goodwill, we determined it was less than its carrying value. As a result, we performed the second step of the impairment analysis and allocated the fair value of the Company to each of its assets and liabilities (including identifiable intangible assets) with the excess fair value being the implied goodwill. Estimating the fair value of certain assets and liabilities requires significant judgment about future cash flows. The implied fair value of the Company's goodwill was $47.4 million less than its carrying value, which we recorded as a goodwill impairment loss during the fourth quarter of 2015.

To verify the reasonableness of the fair value of the Company, we compared the Company's fair value to its market capitalization plus a reasonable control premium. We determined the implied control premium of about 31% was reasonable based upon a review of historical control premiums of comparable companies.

2014 Goodwill Impairment Loss

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

In performing our interim goodwill impairment test, we estimated the fair value of the Company using an income approach, specifically a DCF model. Under the income approach, we calculated the fair value of the Company based on the present value of its estimated future cash flows. Cash flow projections are based on a variety of estimates including revenue growth rates, operating margins, tax rates, capital expenditures and a discount rate. The discount rate used was based on our weighted average cost of capital adjusted for the risks associated with the Company's projected cash flows.

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

Risk of Future Goodwill and Long-Lived Asset Impairments

At December 31, 2015, based on our DCF model that uses our internal forecast, we determined the fair value of the Company was only slightly in excess of its carrying value. In preparing our DCF model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that will result.

As with any forecast, there is substantial risk our forecasted cash flows may fall short of our current expectations. If actual or expected future cash flows should fall sufficiently below our current forecast, it is likely we would be required to record another goodwill impairment charge and / or a long-lived asset impairment charge.  Future net cash flows are impacted by a variety of factors including revenues, operating margins, capital expenditures, income tax rates, and a discount rate.

Further, the market value of our common stock plus a reasonable control premium is an indicator of the fair value of our Company. If the market value of our common stock should fall sufficiently below the level at December 31, 2015 for an extended period of time, it would likely cause us to conclude that our goodwill is impaired and we would be required to record another goodwill impairment charge.

Intangible Assets

Intangible assets were as follows at December 31, 2015 and 2014 (dollars in thousands):

	Weighted Average Amortization Period (in years)	Gross Assets (1)	Accumulated Amortization	Net Assets
Balance at December 31, 2015
Customer relationships	7.2	$45,261	$(33,382)	$11,879
Trade name	9.1	8,175	(6,720)	1,455
Developed technology	4.0	6,352	(2,907)	3,445
Noncompetition agreements	4.2	8,342	(8,342)	—
Patents	4.5	169	(17)	152
Total intangible assets	7.0	$68,299	$(51,368)	$16,931

1 –	In 2015, gross assets reflects the impairment of our intangible assets. See2015 Long-Lived Asset Impairment and Shortening of Useful Lives above in this Note 5.

	Weighted Average Amortization Period (in years)	Gross Assets	Accumulated Amortization	Net Assets
Balance at December 31, 2014
Customer relationships	11.0	$80,593	$(25,685)	$54,908
Trade name	9.3	12,881	(5,236)	7,645
Developed technology	4.2	18,694	(13,406)	5,288
Noncompetition agreements	4.8	10,150	(6,859)	3,291
Patents	8.0	189	(15)	174
Total intangible assets	9.3	$122,507	$(51,201)	$71,306

Intangible assets are initially stated at their estimated fair value at the date of acquisition. Subsequently, intangible assets are adjusted for amortization expense and any impairment losses recognized. As discussed above in this Note 5, during 2015 we recorded impairment charges against each of our intangible assets.  Further, as discussed above, we shortened the estimated useful life or estimated remaining useful life of many of our intangible assets.

Net intangible assets decreased during 2015 as a result of the impairment losses recognized and amortization expense, partially offset by our acquisitions of Point Roll and StrikeAd (see Note 3). Amortization expense related to intangible assets totaled $15.1 million, $15.6 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated future amortization of our intangible assets as of December 31, 2015 is as follows (in thousands):

Future Amortization
2016	$5,581
2017	5,508
2018	4,824
2019	623
2020	266
Thereafter	129
Total	$16,931

6. Other Assets and Liabilities

Other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$3,701	$1,610
Tax deposits and prepayments	402	3,456
Security deposits and other	465	188
Total	$4,568	$5,254

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Employee compensation	$13,742	$7,284
Taxes payable	3,081	2,992
Acquisition - deferred purchase price	10,993	905
Other	11,221	7,990
Total	$39,037	$19,171

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Non U.S. statutory employee compensation	$4,844	$4,534
Deferred rent	1,780	1,688
Other	989	211
Total	$7,613	$6,433

7. Fair Value Measurements

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at December 31, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$23,932	$—	$—	$23,932
Marketable equity securities	(c)	1,297	—	—	1,297
Total		$25,229	$—	$—	$25,229
Liabilities:
Currency forward derivatives / options	(d)	$—	$86	$—	$86

		Fair Value Measurements at December 31, 2014
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$35,953	$—	$—	$35,953
Revenue sharing arrangement	(b)	—	—	160	160
Marketable equity securities	(c)	1,596	—	—	1,596
Total		$37,549	$—	$160	$37,709
Liabilities:
Currency forward derivatives / options	(d)	$—	$113	$—	$113

(a) Included in cash and cash equivalents.
(b) Included in current assets of TV business.
(c) Included in other non-current assets.
(d) Included in accrued liabilities.

The fair value of our money market funds was determined based upon quoted market prices. The currency forward derivatives/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments. Our marketable equity securities relate to a single issuer and have an adjusted cost basis of $0.3 million.

In connection with our Spin-Off from DG, DG contributed a revenue sharing asset to us that resulted from DG's sale of its Springbox unit.  The revenue sharing asset entitled us to a percentage of the revenues collected by the business for three years after the closing date (June 1, 2012).  We collected the final payment during 2015.  The following table provides a summary of the changes in the fair value of the Springbox revenue sharing asset, a Level 3 fair value measurement (in thousands):

	Revenue Sharing Arrangement Years Ended December 31,
	2015	2014
Balance at beginning of year	$160	$—
Additions	—	340
Change in fair value recognized in earnings	40	6
Less cash payments	(200)	(186)
Balance at end of year	$—	$160

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

8. Income Taxes

The components of our loss before income taxes were as follows (in thousands):

	2015	2014	2013
United States	$(67,734)	$(108,570)	$(13,386)
Foreign	(75,170)	(6,784)	6,495
Total	$(142,904)	$(115,354)	$(6,891)

The components of our benefit for income taxes were as follows (in thousands):

	2015	2014	2013
Current:
U.S. federal	$—	$99	$(100)
State	—	65	—
Foreign	960	(355)	2,692
Total current	960	(191)	2,592
Deferred:
U.S. federal	—	110	(1,353)
State	—	—	(523)
Foreign	(6,916)	(939)	(2,896)
Total deferred	(6,916)	(829)	(4,772)
Benefit for income taxes	$(5,956)	$(1,020)	$(2,180)

The components of our net deferred tax liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities not yet deductible	$1,918	$1,652
Federal and State NOL carryforwards	9,239	5,922
Share-based compensation	1,887	1,262
Purchased intangibles	25,579	9,933
Property and equipment	1,882	—
Other	—	622
Total deferred tax assets	40,505	19,391
Less valuation allowance	(33,172)	(10,180)
Deferred tax assets after valuation allowance	7,333	9,211
Deferred tax liabilities:
Purchased intangibles	(7,276)	(13,145)
Property and equipment	—	(2,990)
Other	(453)	(295)
Total deferred tax liabilities	(7,729)	(16,430)
Net deferred tax liabilities	$(396)	$(7,219)

A reconciliation of our net deferred tax liabilities to our balance sheets is as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Current	$—	$636
Noncurrent	523	387
Deferred tax liabilities:
Current	—	—
Noncurrent	(919)	(8,242)
Net deferred tax liabilities	$(396)	$(7,219)

Income tax expense differs from the amounts that would result from applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	2015	2014	2013
Federal statutory tax rate	35%	35%	35%
Expected tax benefit	$(50,016)	$(40,373)	$(2,412)
State / foreign income taxes, net of federal benefit	16,655	3,418	(3,586)
Non-deductible compensation	426	504	1,168
Non-deductible business combination costs	—	—	87
Non-deductible goodwill impairment charges	11,570	29,344	—
Change in valuation allowance	14,901	6,055	2,517
Change in uncertain tax positions	53	65	(62)
Other	455	(33)	108
Benefit for income taxes	$(5,956)	$(1,020)	$(2,180)

For periods subsequent to our Spin-Off, we file separate tax returns on a stand-alone basis.

For periods prior to our Spin-Off, we calculated the benefit for income taxes as if we were a stand-alone entity and filed separate tax returns. For periods prior to the Spin-Off, if we had filed separate tax returns we would have generated U.S. federal and state NOLs. Those hypothetical NOLs and the corresponding tax benefits were fully utilized by DG, our former parent, in the same period. For the losses incurred in the financial statement periods, we evaluated whether or not such losses could be realized if we did not have the benefit of filing a consolidated income tax return with DG. For the period of January 1 to February 7, 2014 we determined under ASC 740 that generated losses were not realizable and therefore the tax benefits for the losses generated and contributed to DG were not provided. These unbenefited losses did not result in additional valuation allowance on the balance sheet, as they were contributed through net parent funding/equity. Any U.S. tax benefit utilized by the parent is reclassified to net parent funding in the same period. Any valuation allowance and corresponding tax expense relate to separate company deferred tax assets, mainly acquired NOLs that will be carried forward into 2016.

For periods prior to our Spin-Off, any tax attributes utilized by the parent were reclassified to business capital in the same period. As of December 31, 2015, we had U.S. federal NOL carryforwards with a tax-effected carrying value of approximately $2.9 million for federal purposes. Our U.S. federal NOLs will start to expire in 2031. Utilization of these carryforwards will be limited on an annual basis as a result of previous business combinations pursuant to Section 382 of the Internal Revenue Code. Expected future limitations are as follows (in millions, amounts shown are not tax effected):

Annual Limitation
2016	$0.8
2017	$0.5
2018 – 2031 (per year)	$0.5

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2015, 2014 and 2013, we recognized $0.3 million, $0.7 million and $0.2 million of interest or penalties related to uncertain tax positions in our consolidated and combined financial statements. At December 31, 2015 and 2014, $0.3 million and $0.7 million of interest and penalties were included in our balance sheets, respectively.

        The change in unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013, was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,507	$1,701	$1,801
Additions for prior year tax positions	1,170	—	—
Subtractions for prior year tax positions	—	(194)	(100)
Balance at end of year	$2,677	$1,507	$1,701

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of December 31, 2015, we provided a valuation allowance against substantially all of our (i) U.S. federal and state NOL carryforwards and (ii) NOL carryforwards in Israel, as ultimate realization of these NOLs was determined to be not more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at December 31, 2015 and 2014.

We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2011 through 2015 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2011 through 2015 and 2009 through 2015, respectively. Prior to our Spin-Off, our operating results had been included in DG's U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions. Subsequent to our Spin-Off, we file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Prior to our Spin-Off, we entered into a tax matters agreement with DG that governs the parties' respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to DG and its consolidated subsidiaries for periods prior to February 8, 2014 is our responsibility.

We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, we believe our U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.  As of December 31, 2015, we recorded a deferred tax liability for undistributed earnings, including applicable withholding taxes, in the amount of $0.2 million that is expected to be remitted in the foreseeable future.  This deferred tax liability is a result of dissolving, merging, or liquidating purchased legal entities according to management’s stated plan of integration. As of December 31, 2015, the aggregate undistributed earnings of our non-U.S. subsidiaries subject to indefinite reinvestment totaled $6.3 million.Should we make a distribution in the form of dividends or otherwise, we may be subject to additional income taxes. The unrecognized deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries is estimated to be $2.3 million as of December 31, 2015. This assumes we will not be able to recognize the benefits of a foreign tax credit upon remittance of the foreign earnings due to expected losses in the United States.

9. Employee Benefit Plan

We have a 401(k) retirement plan for our employees based in the United States. Employees may contribute a portion of their earnings up to a yearly maximum (in 2015, $18,000 for employees under age 50, $24,000 for employees over age 49).  We match 25% of the amount contributed by employees, up to a maximum employee contribution of 6% of gross earnings.  Prior to the Spin-Off, our U.S. based employees participated in DG's 401(k) retirement plan.  During 2015, 2014 and 2013, we made matching contributions on behalf of our employees of approximately $318,000, $303,000 and $252,000, respectively.

10. Stock Plan and Stock Repurchase Program

Since the Spin-Off on February 7, 2014, all share-based compensation expense relates to the Sizmek 2014 Incentive Award Plan (the "2014 Plan"). All share-based compensation recognized prior to the Spin-Off relates to DG's equity-based incentive programs.  Prior to the Spin-Off, certain of our employees participated in DG's equity incentive programs.  Immediately prior to completing the Spin-Off, all of DG's outstanding equity awards became fully vested and, to the extent the award had an intrinsic value, were converted into shares of DG common stock. Equity awards with no intrinsic value were cancelled. DG's equity incentive plans were terminated in connection with the Merger Agreement (see Note 1). Below is a summary of our share-based compensation expense (in thousands):

	Years Ended December 31,
	2015	2014	2013
DG equity awards granted to our employees	$—	$2,650	$3,389
DG equity awards allocated to us as part of corporate services	—	3,817	3,012
Sizmek share-based awards	4,232	2,928	—
Total	$4,232	$9,395	$6,401

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

Generally, the granting of share-based awards including the terms and vesting schedules thereof is authorized by the Committee. The exercise price of stock options shall not be less than the fair value of our common stock on the date of grant. Stock option grants typically have terms of ten years, vest over three years, and are recognized on a straight-line basis over the vesting term. At December 31, 2015, there were a total of 2,609,893 shares of common stock available for future grant under the 2014 Plan.

Stock Options

A summary of 2015 stock option activity pursuant to the 2014 Plan is presented below:

	2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	542,846	$9.66
Granted	219,775	7.91
Exercised	—	—
Forfeited	(117,440)	9.32
Outstanding at end of year	645,181	$9.12
Exercisable at end of year (vested)	153,337	$9.64

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.18 - $8.06	242,733	9.13	$7.86	15,175	$7.57
$9.40 - $9.90	343,944	8.21	9.45	118,660	9.45
$12.39	58,504	8.17	12.39	19,502	12.39
	645,181	8.55	$9.12	153,337	$9.64

Options granted had a weighted average grant-date fair value per share of $4.50 and $5.65 for the years ended December 31, 2015 and 2014, respectively. The weighted average remaining contractual life of vested stock options at December 31, 2015 was 7.96 years.  During 2015 and 2014 no stock options were exercised.At December 31, 2015, neither the options outstanding nor the options exercisable had any intrinsic value.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

        Unrecognized compensation costs related to our stock options was $1.6 million at December 31, 2015. These costs are expected to be recognized over the weighted average remaining vesting period of 1.2 years. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Number of options granted	219,775	620,841
Weighted average exercise price of options granted	$7.91	$9.74
Volatility (1)	61.2%	62.7%
Risk free interest rate (2)	1.65%	1.94%
Expected term (years) (3)	6.00	5.94
Expected annual dividends	None	None

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

RSUs—Time Based

In 2015 and 2014 (subsequent to the Spin-Off), the Committee awarded 559,209 and 410,332 time-based RSUs to our employees and non-employee directors.  The total grant date fair value of the time-based RSUs granted in 2015 and 2014 was $4.4 million and $4.2 million, respectively.  As of December 31, 2015, the total fair value of outstanding time-based RSUs that have vested or we expect to vest was $2.6 million (includes 56,782 vested RSU shares, or $0.2 million, that have not been issued).  The unvested awards (i) vest over a weighted-average remaining vesting period of 1.2 years and (ii) are subject to the awardees' continued employment with us or continuing to provide services to us.

In 2015 and 2014, we recognized $2.9 million and $1.4 million in share-based compensation expense related to time-based RSUs. At December 31, 2015, the unrecognized compensation costs related to time-based RSUs was $3.1 million. The amount of share-based compensation expense we ultimately recognize will depend on the degree to which the time-based service conditions are satisfied. The grant date fair value of the time-based RSUs that vested during 2015 and 2014 was $1.2 million and less than $0.1 million, respectively.

A summary of our time-based RSU activity for 2015 is presented below:

	2015
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	380,077	$10.06
Granted	559,209	7.79
Vested	(123,750)	10.03
Forfeited	(101,068)	8.25
Nonvested shares at end of year	714,468	$8.54

RSUs—Performance Based

In 2015 and 2014 (subsequent to the Spin-Off), the Committee awarded 246,496 and 204,280 performance-based RSUs to certain of our employees. The total grant date fair value of the performance-based RSUs granted in 2015 and 2014 was $2.0 million and $2.2 million, respectively.As of December 31, 2015, the total fair value of outstanding performance-based RSUs that have vested or we expect to vest was $1.2 million.

The awards (i) vest over a 3 year period, (ii) are subject to the awardees' continued employment with us and (iii) are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions). The amount of share-based compensation expense we ultimately recognize will depend on the degree to which the performance conditions are satisfied. As a result, there can be significant volatility in the amount of share-based compensation expense we recognize from period to period due to differences between actual and expected results, and changes in our estimates of future results.

In 2015 and 2014, we recognized $0.2 million and $0.7 million, respectively, in share-based compensation expense related to performance-based RSUs. At December 31, 2015, the unrecognized compensation costs related to performance-based RSUs was $0.2 million. The unrecognized compensation costs is based on our current estimate of future operating results and could change significantly in the future.  At December 31, 2015, the nonvested performance-based RSUs had a weighted average remaining vesting period of 1.2 years.

According to the terms of the performance-based RSU agreements, after the performance period has ended, the RSUs do not vest until the performance results are certified by the Committee. The 2015 performance period ended on December 31, 2015 and, once the performance results are certified, we expect to issue 15,761 shares of common stock with a fair value at December 31, 2015 of less than $0.1 million.

A summary of our performance-based RSU activity for 2015 is presented below:

	2015
	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at beginning of year	196,199	$10.64
Granted	246,496	7.92
Vested	(52,405)	10.79
Forfeited	(53,002)	9.49
Nonvested shares at end of year	337,288	$8.81

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

DG Stock Options

Prior to 2013, certain of our employees were awarded DG stock options to purchase shares of DG's common stock. The stock options vested over a four year period and had a ten year contractual life. The fair value of the DG stock options granted was determined using the Black-Scholes option pricing model. The various inputs used to determine the fair value were specific to DG, and were not necessarily representative of the inputs we may have used.

DG RSUs

In 2013, certain of our employees were awarded DG RSUs. The RSUs were granted to our employees at no cost and restrictions on transfer lapsed over a three year period. The fair value of each award was equal to the fair value of DG's common stock on the date of grant. The fair value of the DG RSUs granted to our employees was $1.0 million and the weighted-average fair value per share was $6.20.

Allocating Share-based Compensation of DG's Corporate Services Personnel

A portion of the cost of DG's corporate-related services, which includes executive management and administrative personnel, has been allocated to us in these financial statements. In addition, DG has allocated to us a portion of the cost of its share-based compensation programs for these corporate-related services personnel. For 2014 and 2013 DG allocated $3.8 million and $3.0 million, respectively, to us for share-based compensation of its corporate services personnel.

Stock Repurchase Program

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through December 31, 2015, we made share repurchases totaling $8.0 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

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

DG's Expense Allocation to Sizmek	2014	2013
Management and administrative services	$637	$9,056
Merger, integration and other	4,038	4,297
Share-based compensation	3,817	3,012
Total	$8,492	$16,365

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

In addition, DG primarily used a centralized approach to cash management and the financing of its operations with all related activity between DG and us reflected in stockholders' equity in the accompanying balance sheets. The transactions included:

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

The following is a reconciliation of the amounts presented as "Net contributions from Parent" on the statement of stockholders' equity or business capital and the amounts presented as "Net contributions from Parent" and monetization of other Parent contributions on the statements of cash flows (in thousands):

	2014	2013
Net contributions from Parent per the statement of stockholders' equity / business capital	$88,902	$13,262
Non-cash changes to stockholders' equity / business capital:
Share-based compensation prior to Spin-Off	(6,467)	(6,401)
Net operating loss carryforwards used by Parent	—	2,076
TV business assets remaining on the balance sheet	(1,815)	—
Amortization of TV business assets	(751)	—
Recovery of TV business assets	3,078	—
Other	184	—
Net contributions from Parent and monetization of other Parent contributions per the statements of cash flows	$83,131	$8,937

Pursuant to the Merger Agreement, shortly prior to the Spin-Off, DG contributed to us all of its cash, and most of its other current assets and liabilities relating to its TV business. The vast majority of the assets have since been monetized and the liabilities have been paid. The remaining identifiable TV assets and liabilities are summarized in Note 2 under Assets and Liabilities of DG’s TV Business.

12. Leases

We lease office and storage facilities under non-cancelable operating leases. Generally, these leases are for periods of three to ten years and usually contain one or more renewal options. Our two most significant leases are in New York City, NY and Herzliya, Israel. The New York lease is for ten years and expires in 2024. The Herzliya lease is for ten years and expires in 2021. The table below summarizes our lease obligations for office and storage facilities, including amounts for escalating operating lease rental payments, at December 31, 2015 (in thousands):

Period	Lease Obligations
2016	$8,217
2017	7,040
2018	6,815
2019	6,189
2020	6,156
Thereafter	10,730
Total	$45,147

Rent expense totaled $6.1 million, $6.0 million and $5.3 million in 2015, 2014 and 2013, respectively. Certain of our leases have been subleased to others. At December 31, 2015, sublease rentals to be received in the future (2016 to 2019) totaled $1.1 million.

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

On February 7, 2014, 30.4 million shares of our common stock were distributed to DG stockholders in conjunction with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of the weighted-average shares outstanding, we have assumed this amount to be outstanding throughout each period presented prior to the Spin-Off in the calculation of weighted-average shares outstanding. The following table presents earnings (loss) per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(136,948)	$(114,334)	$(4,711)

Weighted average common shares outstanding—basic	29,597	30,368	30,399
Dilutive securities	—	—	—
Weighted average common shares outstanding—diluted	29,597	30,368	30,399

Basic and diluted loss per common share	$(4.63)	$(3.76)	$(0.15)

Anti-dilutive securities not included:
Stock options and RSUs	926	649	—

14. Geographical Information

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following summarizes our revenue by geographic area (in thousands):

Revenues	2015	2014	2013
United States	$94,912	$83,138	$75,881
Europe, Middle East and Africa	45,365	49,311	50,269
Asia Pacific	23,808	26,822	26,404
Latin America	5,707	7,902	6,202
North America (excluding U.S.)	2,939	3,654	2,376
Total	$172,731	$170,827	$161,132

In 2015, about 45% of our revenue was attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues.

The following summarizes our revenues by product category (in thousands):

Revenues	2015	2014	2013
Platform – Core products	$124,031	$108,689	$86,727
Platform – Rich media	21,450	44,486	63,875
Programmatic managed services	27,250	17,652	10,530
Total	$172,731	$170,827	$161,132

The following summarizes our property and equipment, net by country at December 31, 2015 and 2014 (in thousands):

	December 31,
Property and Equipment, net	2015	2014
Israel	$21,387	$24,818
United States	6,441	7,181
Other countries	1,582	2,037
Total	$29,410	$34,036

15. Unaudited Quarterly Financial Information (in thousands, except per share amounts)

The comparability of the below quarterly results is impacted by acquisitions.  In May and November 2015 we acquired StrikeAd and Point Roll, respectively.  In August and September 2014 we acquired Aerify Media and Pixel, respectively. See Note 3.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015 (a)
Revenues	$36,759	$40,216	$40,266	$55,490
Gross profit	23,099	25,724	23,235	33,646
Merger, integration and other	834	1,170	1,447	5,802
Goodwill and long-lived asset impairments	—	—	—	111,572
Net loss	$(7,945)	$(7,897)	$(7,548)	$(113,558)

Basic and diluted loss per share	$(0.27)	$(0.27)	$(0.26)	$(3.85)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014 (b)	December 31, 2014
Revenues	$38,379	$44,001	$39,513	$48,934
Gross profit	23,893	28,733	25,239	32,799
Merger, integration and other	4,945	1,344	221	(206)
Goodwill impairment	—	—	98,196	—
Net income (loss)	$(14,418)	$(1,642)	$(101,382)	$3,108

Basic and diluted earnings (loss) per share	$(0.47)	$(0.05)	$(3.34)	$0.10

(a)	In the fourth quarter of 2015, we recorded goodwill and long-lived asset impairment charges. See Note 5.

(b)	In the third quarter of 2014, we recorded a goodwill impairment charge. See Note 5.

16. Trade Receivables—Allowances for Uncollectible Accounts and Credits (in thousands)

	Balance at Beginning of Year	Additions Charged to Operations	Write-offs (net)	Balance at End of Year
Year Ended:
December 31, 2015	$813	$1,260	$(278)	$1,795
December 31, 2014	$1,047	$143	$(377)	$813
December 31, 2013	$1,303	$139	$(395)	$1,047

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1	(c)	Separation and Redemption Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

3.1	(b)	Amended and Restated Certificate of Incorporation of Registrant.

3.2	(g)	Second Amended and Restated Bylaws of Registrant.

4.1	(e)	Form of Common Stock Certificate.

10.1	(d)	The Sizmek Inc. 2014 Incentive Award Plan.*

10.2	(a)	Form of Indemnity Agreement.

10.3	(a)	Agreement, dated as of October 7, 2013, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Digital Generation, Inc.

10.3.1	(i)	Amendment to Meruelo Agreement, dated as of March 10, 2015, by and among Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo, and Sizmek Inc.

10.4	(c)	Transition Services Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.5	(c)	Tax Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.6	(c)	Employee Matters Agreement, dated as of February 6, 2014, by and between Digital Generation, Inc. and Registrant.

10.7	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Neil Nguyen.*

10.8	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Andy Ellenthal.*

10.9	(f)	Employment Agreement dated April 14, 2014 between Sizmek Inc. and Sean Markowitz.*

10.9.1	(j)	Separation Agreement and General Release of Claims dated May 8, 2015 between Sizmek Inc. and Sean Markowitz.*

10.10	(f)	Employment Transition Agreement dated April 14, 2014 between Sizmek Inc. and Craig Holmes.*

10.11	(f)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.*

10.12	(f)	Form of Performance based Restricted Stock Unit Grant Notice and Performance based Restricted Stock Unit Award Agreement.*

10.13	(f)	Form of Stock Option Grant Notice and Stock Option Agreement.*

10.14	(f)	Form of Long-Term Overachievement Performance Award Grant Notice and Long-Term Overachievement Performance Award Agreement.*

10.15	(h)	Employment Agreement dated October 7, 2014 between Sizmek Inc. and Kenneth Saunders.*

10.16	(k)	Securities Purchase Agreement by and among Sizmek Technologies, Inc., Sizmek Inc. and TEGNA, Inc. dated November 12, 2015.

21.1	**	Subsidiaries of the Registrant.

23.1	**	Consent of Independent Registered Public Accounting Firm.

23.2	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	**	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	**	Section 1350 Certifications.

101	**
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated and Combined Statements of Operations, (iii) Consolidated and Combined Statements of Comprehensive Loss (iv) Consolidated and Combined Statement of Stockholders' Equity or Changes in Business Capital, (v)  Consolidated and Combined Statements of Cash Flow, and (vi) Notes to Consolidated and Combined Financial Statements.

(a)	Incorporated by reference to exhibit bearing the same or similar title filed with Amendment No. 1 to the Registrant's Registration Statement on Form 10, filed December 23, 2013.

(b)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed February 4, 2014.

(c)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed February 11, 2014.

(d)	Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 filed February 14, 2014.

(e)	Incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K filed March 14, 2014.

(f)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed May 9, 2014.

(g)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed November 3, 2014.

(h)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 13, 2014.

(i)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Current Report on Form 8-K filed March 16, 2015.

(j)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed August 13, 2015.

(k)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant's Quarterly Report on Form 10-Q filed November 13, 2015.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.