Form 10-K/A
period 2015-12-31
Sizmek Inc.
filed 2016-04-22
CIK 1591877

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

         As of April 22, 2016, there were 29,118,272 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") on Form 10-K/A amends the Annual Report on Form 10-K of Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our") for the year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 11, 2016 (the "Form 10-K"). The purpose of the Amendment is to amend and restate Part III, Items 10 through 14 of the Form 10-K to include information previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, because the Company will not be filing a definitive proxy statement within 120 days of the end of our 2015 fiscal year. Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth below. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the definitive proxy statement or information statement into Part III of the Form 10-K is hereby deleted.

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

        With the exception of the foregoing, no other information in the Form 10-K has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Form 10-K, including amendments, if any.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        The following table sets forth information regarding the individuals who serve as Sizmek's executive officers followed by biographies of each such executive officer.

Name	Age	Title(s)
Neil H. Nguyen	42	President and Chief Executive Officer and Director
Kenneth J. Saunders	54	Executive Vice President and Chief Financial Officer

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

        Kenneth J. Saunders serves as Sizmek's Chief Financial Officer. Mr. Saunders joined Sizmek in October 2014. Prior to joining Sizmek, Mr. Saunders served as a partner of Black Dragon Capital since March 2013 as well as serving as Chief Financial Officer of two of Black Dragon Capital's portfolio companies. Prior to joining Black Dragon Capital, Mr. Saunders served as Chief Financial Officer of BeyondTrust Software, an cyber security solutions company, from September 2010 to March 2013. Before that, he served as Chief Financial Officer of three NASDAQ-listed companies, Bazaarvoice, Inc., Open Solutions, Inc. and Peregrine Systems, Inc. and one NYSE-listed company, Fair Isaac Corporation. Mr. Saunders also currently serves on the board of directors of Fortress Risk Management and the board of managers of Payveris LLC. He began his career at Arthur Andersen & Co. Mr. Saunders is a Certified Public Accountant and holds a B.S. in Accounting and Finance from Widener University.

Board of Directors

        The following table sets forth information with respect to those persons who serve on Sizmek's Board of Directors, and is followed by biographies of each such director (except as set forth above under "—Executive Officers"). Messrs. Ginsburg, Gutierrez, Harris, Klein, Moore, Nguyen, and Recht serve on Sizmek's Board of Directors. Pursuant to the agreement, dated October 7, 2013, as amended March 10, 2015, with the Alex Meruelo Living Trust, Meruelo Investment Partners LLC and Alex Meruelo (collectively, the “Meruelo Stockholders”), who beneficially own approximately 13.8% of our common stock, we agreed to appoint Mr. Gutierrez to our Board of Directors. In addition, we agreed to appoint a director from a slate of three candidates proposed by them and two proposed by us. Mr. Nguyen and the DG Board of Directors ultimately determined to approve Mr. Recht as the seventh director from this slate after conferring with the Meruelo Stockholders.

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

Name	Age	Title(s)
Scott K. Ginsburg	63	Director
Xavier A. Gutierrez(2)	42	Director
John R. Harris(3)	67	Director and Chairman of the Board
Adam Klein(1)(3)	64	Director
Cecil H. Moore Jr.(1)	76	Director
Neil H. Nguyen	42	President and Chief Executive Officer and Director
Stephen E. Recht(1)(2)	64	Director

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

        Xavier A. Gutierrez has served as a Director of the Company since February 2014. Mr. Gutierrez currently serves as the Chair of our Compensation Committee. Since December 2010, Mr. Gutierrez has served as Chief Investment Officer of Meruelo Group, a privately held, diversified management company, and as the President and Chief Investment Officer of Meruelo Investment Partners, the investment affiliate of Meruelo Group. Mr. Gutierrez oversees both public and private equity investment and acquisitions for Meruelo Group, and is responsible for deal origination, underwriting, execution, and capital sourcing. He also leads the strategic management of Meruelo Group's thirty-plus companies across seven different industries. Since July 2014, Mr. Gutierrez has also served on the Board of Directors of Commercial Bank of California, a full-service community bank headquartered in Costa Mesa, California. Additionally, since December 2014, Mr. Gutierrez has also served on the Board of Directors of NCAL Bancorp, a national bank-holding company and its commercial bank affiliate, National Bank of California, headquartered in Los Angeles, California. Mr. Gutierrez has also served as the independent Trustee and Chairman of the Board of Trustees for the Aspiration Flagship Fund, a publicly traded multi-alternative mutual fund, since January 2015. Furthermore, Mr. Gutierrez has served on the Board of Directors for the United States Hispanic Chamber of Commerce, the non-profit organization representing the 3.2 million Latino-owned businesses in the United States, since July 2014. From August 2003 until November 2010, Mr. Gutierrez served as Principal and Managing Director with Phoenix Realty Group, a real estate private equity firm managing approximately $1 billion in institutional capital. In addition, he has held positions with Latham & Watkins LLP, Lehman Brothers and the National Football League in a more than fifteen-year career focused on investment management, finance, business development, law, and the institutional capital markets. Mr. Gutierrez received his AB cum laude from Harvard College, and his J.D. from Stanford Law School.

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

        John R. Harris has served as a Director of the Company since November 2013. Mr. Harris currently serves as the Chairman of the Board of Directors for Sizmek and as a member of our Nominating & Corporate Governance Committee. Mr. Harris has been a member of the Board of Directors of DG since November 2010 and previously served as the Chair of the Compensation Committee for DG. Since January 2013, Mr. Harris has been an operating partner with Glendon Todd Capital. From January 2011 through December 2012, Mr. Harris was CEO of the Glendon Todd Portfolio Company (in which he was also an investor), Chemical Information Services, an information service company serving the chemical and pharmaceutical industry. Mr. Harris served as President and CEO of eTelecare Global Solutions, Inc., a technology-based services company listed on NASDAQ, from 2006 through its acquisition in 2009. Previously, Mr. Harris served as President and Chief Executive Officer of Seven Worldwide, a technology based services company, from 2003 until its acquisition in 2005, as President and Chief Executive Officer of Delinea Corporation, a technology-based services company, from 2002 to 2003, and as President and Chief Executive Officer of Exolink Corporation, a technology company, from 2001 to 2002. From 1973 to 1999, Mr. Harris held a variety of positions, including group vice president and corporate officer, with Electronic Data Systems Corporation, or EDS, a provider of IT services (now a part of Hewlett-Packard, a New York Stock Exchange ("NYSE") listed company). Mr. Harris holds a B.B.A. and a M.B.A. from the University of West Georgia. Mr. Harris is currently a director of The Hackett Group, a NYSE listed company, and Mobivity Holdings, an over-the-counter bulletin board company. Mr. Harris also previously served as a director of StarTek, a NYSE listed company, inVentiv Health, a NASDAQ listed company, Premier Global Services, a NYSE listed company, and Banctec (privately held).

        Mr. Harris's qualifications to serve on our Board of Directors include:

• extensive experience having served on public company boards as chairman and member of audit, compensation and governance board committees, resulting in familiarity with corporate governance and board functions;
• extensive experience as a Chief Executive Officer of several rapidly growing technology companies, including leading a billion-dollar business unit focused on the communications, media and entertainment industries, and in-depth management experience that will help the Board of Directors address the challenges the Company faces due to constant changes in IT capabilities and communications;
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
• previous experience serving on private company boards, resulting in significant understanding of corporate and board functions; and
• day-to-day leadership, as president of numerous technology companies, provides him with valuable knowledge of operations and business challenges.

        Cecil H. Moore Jr. has served as a Director of the Company since February 2014. Mr. Moore currently serves as the Chair of our Audit Committee. Mr. Moore also served as a member of the Board of Directors of DG from June 2011 until the spin-off of Sizmek from DG in February 2014 and served as the Chair of the Audit Committee for DG. Mr. Moore has served as a director, since 2003, of each of Kronos Worldwide, Inc. and NL Industries, Inc., and since March 2016 of CompX International, Inc., all  of which are listed on the NYSE. Mr. Moore is a member of the Audit Committee for each of those three companies, serving as Chairman of the Audit Committee of Kronos Worldwide, Inc. and CompX International, Inc. In addition, Mr. Moore is an "audit committee financial expert" for all of these boards. From 2003 to 2009, Mr. Moore served as a director and Chairman of the Audit Committee of Perot Systems, Inc. until it was acquired by Dell, Inc. in late 2009. In 2000, Mr. Moore retired from KPMG LLP after a 37-year career where he served in various capacities with the public accounting firm. During the last 10 years of his career at KPMG LLP, Mr. Moore was the Managing Partner of the Dallas/Fort Worth business unit, served as Southwest/Dallas Area Managing Partner, was elected to KPMG's U. S. Board of Directors and served on the firm's Management Committee. Prior to that time, Mr. Moore was partner-in-charge of the Dallas office audit practice for 12 years. During his career at KPMG, Mr. Moore worked with some of the largest public and private companies in Dallas, as an international liaison partner for numerous countries in the Middle East and India, and traveled extensively to those and other countries on client and KPMG business. Mr. Moore also served on numerous not-for-profit boards, including North Texas Commission, Circle Ten Boy Scouts of America, Dallas Opera, Dallas Citizens Council, United Way, and Dallas Chapter of Texas Society of CPAs. Mr. Moore has received numerous awards, including the Henry Cohen Humanitarian award and the Boy Scouts' Silver Beaver award. Earlier in his career, Mr. Moore co-authored a major oil and gas accounting book, and served on SEC and Financial Accounting Standards Board task forces for oil and gas accounting. Currently, Mr. Moore is a frequent speaker and panel participant on board and audit committee matters for the "Big 4" accounting firms and various law firms. Mr. Moore holds a B.B.A. and a Bachelor of Accountancy from Baylor University.

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

        Stephen E. Recht has served as a Director of the Company since February 2014. Mr. Recht currently serves as a member of our Audit and Compensation Committees. He is also Chief Financial Officer of Aconex, Ltd, a publicly traded company on the Australian Securities Exchange. Mr. Recht guided the Aconex, Ltd initial public offering of stock in 2014. Mr. Recht has 30 years of diverse operating and financial experience as a Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for venture-backed private and public companies. He has held senior financial and operations roles at noteworthy private and public companies, including Shutterfly and NetGravity Corporation. Previously, Mr. Recht was CFO at Shutterfly and NetGravity, where he guided the initial public offerings of those companies in 2006 and 1998, respectively. At NetGravity, Mr. Recht held a range of financial responsibilities and was closely involved in the $525 million merger with Doubleclick in 1999.

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

        Sizmek has made a determination as to the independence of each nominee for director prior to his or her nomination for election to the Board of Directors. A determination of independence means, in addition to satisfying the applicable rules of the SEC and NASDAQ, that the director (i) is not an officer or employee of Sizmek or any of our subsidiaries and (ii) does not have any direct or indirect relationship with us that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. The Board of Directors has determined, after considering all of the relevant facts and circumstances, that each of Messrs. Gutierrez, Harris, Klein, Moore and Recht is independent from our management and is an "independent director" as defined under the rules of the SEC and NASDAQ.

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

Communication with Directors

        Stockholders and other interested persons may communicate with Sizmek's Board of Directors and the non-management directors by writing to the Board of Directors of Sizmek, care of its Corporate Secretary, by mail, fax, telephone or via the Internet as published on Sizmek's website. The Board of Directors has delegated responsibility for initial review of stockholder communications to the Company's Corporate Secretary. In accordance with the Board's instructions, the Corporate Secretary will forward the communication to the director or directors to whom it is addressed, except for communications that are (1) advertisements or promotional communications, (2) solely related to complaints by users with respect to ordinary course of business customer service and satisfaction issues or (3) clearly unrelated to our business, industry, management or Board or committee matters. In addition, the Corporate Secretary will make all communications available to each member of the Board, at the Board's next regularly scheduled meeting.

Procedures for Approval of Related Person Transactions

        While Sizmek generally does not expect to engage in transactions with related persons, including its executive officers or directors, Sizmek's Board of Directors has adopted written policies and procedures regarding transactions with related persons. Such transactions are subject to review and approval by the Audit Committee in accordance with Sizmek's policies and procedures. See "Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions" below.

Section 16(a) Beneficial Ownership Reporting Compliance

        The members of the Board of Directors, the executive officers of Sizmek and persons who hold more than 10% of Sizmek's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of Sizmek's common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that Sizmek received from such persons for transactions in Sizmek's common stock and their common stock holdings during the year ended December 31, 2015 and (ii) the written representations received from one or more of such persons that no other reports were required to be filed by them during the year ended December 31, 2015, Sizmek believes that, for the year ended December 31, 2015, all reporting requirements under Section 16(a) were met in a timely manner by its officers, directors and greater than 10% shareholders, except Mr. Palmer, the Company’s Senior Vice President and Controller, did not timely report three transactions on April 23, 2015. The Form 4 for these transactions was filed on May 20, 2015.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        Effective February 7, 2014, the business conducted by Sizmek was separated from Sizmek's predecessor company, Digital Generation, Inc., DG or our Former Parent. Throughout this Compensation Discussion and Analysis ("CD&A"), we refer to this separation as the spin-off, the period before the spin-off as pre-spin-off and the period after the spin-off as post-spin-off. Pre-spin-off, Sizmek was not an independent company and certain of the NEOs (as defined below) were employed by our Former Parent or its subsidiaries. Decisions as to the compensation of the NEOs prior to the spin-off were made by our Former Parent. Following the spin-off, our Compensation Committee has determined the Company's executive compensation for the NEOs.

        The information contained in this CD&A and the executive compensation disclosures below is provided for the individuals who were our named executive officers for 2015, who we refer to collectively as the "NEOs":

•     Neil H. Nguyen, President and Chief Executive Officer,

•Kenneth J. Saunders, Chief Financial Officer,

•Elizabeth Ritzcovan, former Global Chief Revenue Officer, and

•Sean Markowitz, former General Counsel and Corporate Secretary.

Executive Summary

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

Guiding Principles

        Our objective is to provide a total compensation package that is competitive and that allows for significant upside when superior performance is achieved and less than target when performance is below expectations. Our Compensation Committee has set the following guiding principles for the development and implementation of our rewards programs:

•Compensation Should be Market Competitive

•Compensation Should Support Our Business Strategy

•Compensation Should Reward Relative to Performance

•Compensation Should be Aligned with Stockholder Interests

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
✓
Approximately 70% of Equity Awards in the Form of Performance Awards: Approximately 70% of long-term incentive awards granted to our full-time senior executives during 2015 were in the form of performance awards, consisting of stock options, which vest on the basis of time but by their very nature are performance-based, and performance-based RSUs, which vest based solely on the company's performance over various performance periods.

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

		×	No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses or uncapped incentives under our annual bonus plan.
✓	Thoughtful Peer Group Analysis: The Compensation Committee reviews external market data when making compensation decisions and reviews our peer group with its independent compensation consultant.	×	No Re-Pricing or Discounted Options / SARs: We do not re-price underwater awards and do not provide discount stock options or stock appreciation rights.
✓	Thorough Compensation Risk Assessment: The Compensation Committee conducts an annual assessment of the company's executive and broad-based compensation programs to ensure prudent risk management.	×	No Dividends Paid or Accrued on Performance Units Prior to Vesting or Upon Settlement.
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

2015 Pay Decisions at a Glance

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

•
Emphasis on Performance-Based Compensation.  The majority of our target total compensation will be in the form of variable or incentive compensation, comprised of annual incentive bonuses and long-term incentive awards, which aligns executive compensation with stockholder interests by tying a significant majority of total direct compensation to the achievement of performance goals or stockholder returns. For 2015, variable or incentive compensation made up at least 50% or more of each of the NEOs' total target compensation.

•
Use of Appropriate Comparable Company Information to Set Target Compensation Levels:  Significant attention has been given by our Compensation Committee, with the assistance of its independent compensation consultant, to the selection of our peer group for executive compensation purposes to ensure that it is focused on our Company's relative size and business. The Compensation Committee accepts that there are multiple ways to determine appropriate comparator companies as well as analyze pay decisions versus performance and believes the peer group used by the Compensation Committee during 2015 was appropriate. The Compensation Committee will continue to review the peer group annually. The 2015 peer group mainly consists of companies in the media services, telecommunications, and internet services industries whose median size is comparable to Sizmek. We conducted extensive analysis and evaluation of each company selected to ensure the strongest matches relative to our business. We feel this further strengthens the validity of the selected peer group companies to protect stockholders' interests. Please see page 18 for further details on the 2015 peer group used by our Compensation Committee.

•	No Base Salary Increases: Our NEOs did not receive base salary increases for 2015.

•
Annual Incentive Plan:  Our Compensation Committee adopted a performance-based annual incentive plan for 2015 and established performance goals and target incentive opportunities for the NEOs that are consistent with competitive market levels. Eighty percent of an executive's annual incentive for 2015 was tied to revenue and adjusted EBITDA performance, with "threshold," "target" and "maximum" performance levels corresponding to the executive's incentive payout levels, and 20% of an executive's annual incentive will be tied to individual management objectives. Our NEOs were eligible to earn a maximum annual incentive of 150% of the target incentive. In determining the incentive earned, each of the two financial measures was determined on an objective and formulaic basis. The third measure—individual performance—was evaluated by our Compensation Committee (in consultation with the CEO for executives other than himself). For 2015, based on our performance relative to the revenue and adjusted EBITDA measures, our NEOs who were bonus eligible received annual incentive awards of approximately 40% of target.

•
Long-Term Incentives:  Our Compensation Committee grants annual long-term incentive awards to align executives' interests with stockholders, with approximately 70% of the grant value awarded to Mr. Nguyen and Mr. Saunders, and 100% of the value granted to Ms. Ritzcovan, being performance-based. For 2015, the long-term incentive awards granted to the NEOs included:

o
Time-Based Stock Options and Restricted Stock Units ("RSUs"):    The time-based stock options and RSUs will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive's continued service with the Company through the applicable vesting date.

o
Performance-Based RSUs:    The performance-based RSUs will reward the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the two-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. With respect to the performance-based RSU awards granted in March 2015, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2015, and up to two-thirds of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2016 (with the vesting eligible RSUs as a result of performance during this two-year performance period vesting in two equal tranches in March 2016 and March 2017).

o
Long-term Overachievement Performance Awards:    Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2015 based on the achievement of objectives related to revenue growth, adjusted EBITDA margin and free cash flow. Each executive was assigned a target value amount for his award. In no event will an executive receive a final award with a value exceeding his or her target value amount. Awards would have been paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that would vest in two annual installments following such certification date. Based on our performance during 2015 relative to the revenue growth, adjusted EBITDA and free cash flow measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated.

Response to 2015 "Say on Pay" Vote

        In November 2015, we held a stockholder advisory vote on the compensation of our NEOs, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our NEOs, with over 93% of stockholder votes cast in favor of our 2015 say-on-pay resolution (excluding abstentions and broker non-votes). As we evaluated our compensation practices and talent needs after November 2015, the Compensation Committee carefully considered the level of support our stockholders expressed for our compensation philosophy and continued its efforts to refine and regularize our compensation programs as described above. In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the Board of Directors took into account the strong preference for an annual vote expressed by our stockholders at our 2015 annual meeting. Accordingly, the Board of Directors determined that we will hold an annual advisory stockholder vote on the compensation of our NEOs until the next say-on-pay frequency vote.

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

Setting Executive Compensation

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

        Our executive compensation program is reviewed annually by our Compensation Committee. In the first quarter of each year, our Compensation Committee reviews the performance of each of its executives during the previous year. At this time the Compensation Committee also reviews our actual corporate performance for the prior year and made the final incentive payment determinations based on such performance and the Compensation Committee's evaluation of each executive's individual performance for the prior year. In connection with this review, the Compensation Committee also reviews and adjusts, as appropriate, base salaries and annual target incentive levels for the NEOs and grants, as appropriate, additional target long-term incentive awards to its executives and certain other eligible employees for the coming fiscal year.

Role of Management

        Mr. Nguyen, our President and CEO, with the assistance of our human resources department, provides input to the Compensation Committee regarding executive responsibilities and objectives, performance and compensation. Specifically, Mr. Nguyen provides insight into strategic priorities for our Company which contribute to the development of executive financial and individual objectives for the various components of our executive pay program. In addition, Mr. Nguyen provides guidance on our compensation program's ability to attract, retain and motivate executive talent. The Compensation Committee considers these recommendations and incorporates management's input, along with the input from the Compensation Committee's independent compensation consultant, institutional stockholder groups, and other sources, to approve the specific program design, compensation targets and awards for all the executive officers. We expect management's role in the executive compensation determination process will continue in the same manner in future years.

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

        In general, the terms of our executive employment agreements are initially negotiated by management and legal counsel for the Company. The agreements for executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, such as in the case of the employment agreements for the NEOs, the Compensation Committee takes an active role in the negotiation process.

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

Role of Compensation Consultant and Comparable Company Information

        For purposes of setting 2015 executive compensation, our Compensation Committee again engaged Lyons, Benenson & Company Inc., an independent compensation consultant, to assist us with the implementation of our executive compensation program, determining the terms of the employment agreements to be entered into with our executive officers and to provide annual market and other information on executive compensation. After review and consultation with Lyons, Berenson & Company and management, the Compensation Committee has determined that Lyons, Berenson & Company is independent and there is no conflict of interest resulting from retaining Lyons, Berenson & Company currently or during the year ended December 31, 2015. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NASDAQ listing standards.

        Our Compensation Committee worked with Lyons, Berenson & Company to develop a peer group which would be used for comparative market data as well as performance based compensation program design. The peer group was constructed with input from Lyons, Berenson & Company and management, and was ultimately approved by our Compensation Committee after extensive review. The peer group for 2015, which was unchanged from 2014, consisted of the following 20 companies in the media services, telecommunications, and internet services industries whose median size is comparable to Sizmek:

Bazaarvoice, Inc.	Millennial Media, Inc.
Brightcove Inc.	ReachLocal, Inc.
comScore, Inc.	RealNetworks, Inc.
Demand Media, Inc.	Responsys, Inc.
Digital River, Inc.	Synacor, Inc.
ExactTarget, Inc.	TechTarget, Inc.
Limelight Networks, Inc.	Tremor Video, Inc.
LivePerson, Inc.	ValueClick, Inc.
Marin Software Incorporated	Vocus, Inc.
Marketo, Inc.	YuMe, Inc.

Key Elements of Executive Compensation Program

        The following table lists the three key elements of our executive compensation program:

Element	Purpose	Form
Base Salary	Provide a market-based level of compensation for performance of executive's primary responsibilities.	Cash
Annual Cash Incentive Compensation	Create a direct link between executive compensation and short-term company and individual performance.	Cash
Long-Term Incentive Compensation	Focus executives on the enhancement of stockholder value over the long-term, to encourage equity ownership in Sizmek, and to retain key executive talent.	Stock Options, Restricted Stock Units (RSUs) (Both performance-based and time-based vesting), Long-Term Overachievement Performance Awards

        All elements of compensation are taken into account when compensation decisions are made by our Compensation Committee.

2015 Executive Compensation Decisions

Base Salary

        Our Compensation Committee established the initial base salary for Mr. Nguyen and Mr. Markowitz in connection with the spin-off at $500,000 and $295,000, respectively. In connection with their commencement of employment, our Compensation Committee established the initial base salaries for Mr. Saunders and Ms. Ritzcovan at $350,000 and $310,000, respectively. None of the NEOs received a base salary increase for 2015.

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

2015 Performance-Based Annual Incentive Awards

        Our executive compensation program for 2015 included eligibility for an annual performance-based cash incentive for all executives as set forth in their employment agreements. Bonus targets were tied to financial and individual objectives established by our Compensation Committee.

        Annual Target Incentives. As provided in his employment agreement, for 2015, our President and Chief Executive Officer, Neil Nguyen, was eligible for a target incentive of 100% of his annual base salary. Mr. Saunders was eligible for a target incentive of 50% of his annual base salary. Ms. Ritzcovan was eligible for a target incentive of 72% of her annual base salary.  Actual earnings for our NEOs could vary from 0% to 150% of target.

  Annual Performance Objectives. The 2015 annual incentive under our annual incentive program for each of the NEOs was tied 80% to corporate performance and 20% to individual performance.

•
Performance Objectives.  During 2015, our Compensation Committee determined to use revenue and Adjusted EBITDA as the corporate objectives for purposes of NEO annual incentive decisions. The Compensation Committee determined to use these factors to measure corporate performance because they encourage executives to achieve superior operating results using appropriate levels of capital. Target levels of performance were established for each objective. A range of minimum to superior performance of 90% to 110% was set around the revenue target level of performance and a range of minimum to superior performance of 80% to 110% was set around the Adjusted EBITDA target level of performance. As such, a threshold level of performance of 90% of target with respect to the revenue objective and 80% of target with respect to the Adjusted EBITDA objective must be achieved before any payout can be made with respect to the portion of the annual incentive related to that objective. The Compensation Committee established the following targets for these objectives:

Performance Metric	Minimum Performance Level (90% of Target for Revenue and 80% of Target for Adjusted EBITDA) (Millions)	Targeted Level (Millions)	Superior Performance Level (110% of Target) (Millions)	Actual Performance (Millions)	Weighting
Revenue	$171.9	$191.0	$210.1	$172.7	50% of Total Annual Incentive
Adjusted EBITDA(1)	$20.8	$26.0	$28.6	$13.4	30% of Total Annual Incentive

(1)
Throughout this CD&A, we refer to adjusted EBITDA and free cash flow, which are non-GAAP financial measures. A reconciliation of GAAP net income (loss) to adjusted EBITDA and free cash flow is set forth below. We define adjusted EBITDA as income (loss) from operations, before depreciation and amortization, share-based compensation, merger, integration and other expenses, and restructuring/impairment charges and benefits. Adjusted EBITDA eliminates items that are either not part of our core operations, such as merger, integration and other expenses, or do not require a cash outlay, such as share-based compensation and impairment charges. Adjusted EBITDA also excludes depreciation and amortization expense, which is based on our estimate of the useful life of tangible and intangible assets. These estimates could vary from actual performance of the asset, are based on historical costs and may not be indicative of current or future capital expenditures. Our computation of adjusted EBITDA may differ from the methodology for calculating adjusted EBITDA utilized by other companies and, accordingly, may not be comparable to such other companies. We define free cash flow as adjusted EBITDA less capital expenditures.

Sizmek Inc.
Reconciliation of Net Loss to Adjusted EBITDA and Free Cash Flow
(In thousands)

Year Ended December 31, 2015
Net loss	$(136,948)
Goodwill and long-lived asset impairment	111,572
Depreciation and amortization	30,333
Share-based compensation	4,232
Merger, integration and other expenses	9,253
Other expense, net	873
Benefit for income taxes	(5,956)

Adjusted EBITDA	13,359
Less capital expenditures	(20,890)

Free cash flow	$(7,531)

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

        For 2015, the Compensation Committee established areas of focus for the NEOs that included strategic and leadership goals and focused on our strategic initiatives. The Compensation Committee did not establish specific quantitative targets for any of the individual performance objectives described below; instead, such objectives were intended to be qualitative, with the achievement of such objectives left solely to the determination of the Compensation Committee after its consideration of each NEO's individual achievements as a whole.

        The individual objectives established for the NEOs for 2015 included:

Mr. Nguyen:

•	Create and successfully implement a corporate marketing plan that improves company’s brand awareness and market position as a thought leader in the advertising technology space.

•	Revamp and successfully disseminate into the marketplace revamped corporate marketing materials.

•	Create and implement an event management strategy whereby CEO, NEOs, and senior management are positioning themselves as thought leaders.

•	Secure company coverage by at least one additional sell-side analyst beyond the current sole analyst.

•	Formalize a corporate succession plan for all NEOs and direct reports to NEOs. Conduct an assessment of current personnel in the course of creating such a succession plan.

•	Create and implement a corporate development strategy that entails pursuing mergers & acquisitions that improve the company’s product suite.

•	Monitor the marketplace and pursue a transformative corporate transaction, when appropriate, that improves shareholder value.

•	Pursue and successfully close an acquisition of a DSP to supplement the existing product suite.

Mr. Saunders:

•	Create a corporate IT/IS function.

•	Evaluate current systems in sales, billings and finance and launch new systems as determined appropriate.

•	Assist with building out sales operations support.

•	Improve investor relations function

•	Centralize and improve financial planning and analysis.

Ms. Ritzcovan:

•	Achieve 2015 revenue target.

•	Grow core products by 30%.

•	Restructure sales organization for efficiency and accountability.

•	Build strong publisher strategy and increase business by minimum of 15% year over year.

•	Stay focused on top 100 accounts with continued focus on new business growth.

        In determining the NEOs' 2015 annual incentive awards, the Compensation Committee noted our performance relative to the corporate performance objectives for purposes of determining the NEO annual incentive decisions. Based on our actual 2015 revenues relative to the revenue objectives set forth above, the percentage achievement with respect to the revenue objective would have been 90%, representing threshold performance and resulting in a percentage achievement of 60% relative to the revenue objective. However, the Compensation Committee chose to use its discretion with respect to the ultimate bonus payouts to provide for a 64% achievement level with respect to the revenue objective (weighted at 50% of the total bonus payout).  In coming to this determination, the Compensation Committee determined it was appropriate to give credit for acquisitions we made during 2015 and reverse the effect of currency exchange rates in determining 2015 revenues for bonus determination purposes.  Based on our actual 2015 adjusted EBITDA relative to the adjusted EBITDA objectives set forth above, the percentage achievement with respect to the adjusted EBITDA objective would have been 52%, which was below the threshold level of performance necessary to result in a bonus payout with respect to the portion tied to adjusted EBITDA performance.  As a result, the Compensation Committee approved a final percentage achievement of 64% for the revenue objective (weighted at 50%) and 0% for the adjusted EBITDA objective (weighted at 30%).

        As a result, the overall payout level for the corporate component of each NEO's 2015 annual incentive was 40%. Based on individual performance for 2015, the Compensation Committee determined that each of the NEOs should receive credit with respect to the individual component of his annual incentive award as follows: Mr. Nguyen, 66.3% achievement; and Mr. Saunders, 85.0% achievement

        Together, the actual Company performance and individual performance resulted in an overall payout factor relative to target annual incentive compensation for the NEOs as follows: Mr. Nguyen, 45.3% of target; and Mr. Saunders, 49% of target.

        Ms. Ritzcovan and Mr. Markowitz were not eligible for annual incentive awards as they were not employed through the end of the year. Mr. Markowitz did receive a payout of a portion of his target bonus for 2015 in connection with his separation pursuant to his employment agreement, as further described below under "—Employment Agreements."

Incentive Payments for Other NEOs

        Ms. Ritzcovan also participated in an additional incentive program during 2015 pursuant to her employment agreement. Pursuant to this arrangement, she was eligible to receive the following target short-term incentives:

•	A revenue achievement incentive equal to 0.1% of actual gross revenue, subject to an annual cap of $170,000 based on revenue objectives for the applicable year, payable monthly; plus

•	A sales incentive of up to $120,000 per year based on quarterly sales plan targets as confirmed by our Chief Executive Officer.

        During the portion of 2015 that she was employed, Ms. Ritzcovan earned aggregate incentives pursuant to these arrangements of $239,370, calculated as follows: $146,428 was paid with respect to the revenue achievement incentive, representing 0.1% of eligible revenue for that portion of 2015 prior to her termination of employment on November 30, 2015; and $92,942 was paid with respect to the quarterly sales incentive opportunity, representing 77% achievement.

Long-Term Incentive Awards

        Our Board of Directors and stockholders have approved the Sizmek 2014 Incentive Award Plan (the "2014 Plan"). Compensation through the periodic grants of equity awards under the 2014 Plan will be intended to align executives' and stockholders' long-term interests by creating a direct link between a portion of executive compensation and increases in the price of our common stock and our long-term success. As will be the case when the amounts of base salary and annual incentives are determined, a review of all elements of compensation will be conducted by our Compensation Committee when determining equity awards to ensure that total compensation conforms to our overall compensation philosophy and objectives, as described above.

        2015 Long-Term Incentive Awards.    Our Compensation Committee granted annual equity awards in March 2015 to coincide with our formation as a new, independent company and to align executives' interests with stockholders at the earliest practicable date, with approximately 70% of the grant value awarded to Mr. Nguyen and Mr. Saunders being performance-based. Our Compensation Committee considers stock options to be performance-based for these purposes as they only provide value to the NEOs in the event the stock price increases over the exercise price of such awards. The Compensation Committee established a target value for each NEO's long-term incentive awards, which target value was intended to approximate the median level of our peer group for long-term incentive awards. The Compensation Committee also determined that the target value for the long-term incentive awards granted to Mr. Nguyen and Mr. Saunders would be delivered 25% in the form of stock options, 30% in the form of time-based RSUs, and 45% in the form of performance-based RSUs. All of Ms. Ritzcovan’s long-term incentive awards granted in 2015 were granted in the form of performance-based RSUs. This target value was then converted into shares based on the 20-day volume weighted average price for our common stock concluding with March 2, 2015.

        For 2015, the long-term incentive awards granted to the NEOs included:

•
Time-Based Stock Options and Restricted Stock Units ("RSUs"):  The time-based stock options and RSUs granted to the NEOs in March 2015 will vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the executive's continued service with the Company through the applicable vesting date. The stock options have a term of ten years from the date of grant and were granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, as determined under the 2014 Plan.  Due to the fact she commenced employment in late 2014 and received equity awards in connection with her commencement of employment, Ms. Ritzcovan did not receive any additional time-based stock options or time-based RSUs in 2015.

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

•
Performance-Based RSUs:  The performance-based RSUs will reward the achievement of revenue, adjusted EBITDA and free cash flow objectives during the two-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to revenue growth, adjusted EBITDA growth and free cash flow growth objectives during 2015, and up to two-thirds of the RSUs will be eligible to vest based on performance relative to revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the two-year performance period ending December 31, 2016 (with the vesting eligible RSUs as a result of performance during this two-year performance period vesting in two equal tranches in March 2016 and March 2017). The performance objectives were equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. Full vesting credit would be given for achievement at or above the targeted level, 25% vesting credit would be given for achievement at the threshold level for the adjusted EBITDA and free cash flow objectives (80% of the targeted level), 60% vesting credit would be given for achievement at the threshold level for the revenue objective (90% of the targeted level), and no vesting credit would be given for achievement below the threshold level. Vesting would be calculated on a linear basis for performance between the threshold and target performance target levels.

For purposes of the initial one-third of the "target" performance-based RSUs that were eligible to vest based on 2015 performance, the target achievement levels were as follows: revenue annual growth rate, 11.80%; adjusted EBITDA annual growth rate, 4.66%, and free cash flow annual growth rate, 7.0%. Our actual results for 2015 relative to these objectives were as follows: revenue annual growth rate, 1.11%; adjusted EBITDA annual growth rate, (46.18%), and free cash flow annual growth rate, (230.6%). This resulted in 64% vesting credit relative to the revenue objective, 0% vesting credit relative to the adjusted EBITDA objective and 0% vesting credit relative to the free cash flow growth objective. After applying the equal weightings to these three objectives, 20% of the one-third of the performance-based RSUs eligible to vest based on 2015 performance was determined to have vested by our Compensation Committee in February 2016.

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

Long-term Overachievement Performance Awards:    Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2015 based on the achievement of objectives related to revenue growth, adjusted EBITDA and free cash flow. Each executive was assigned a target value amount for his award. In no event will an executive receive a final award with a value exceeding his or her target value amount. Awards would have been paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that would vest in two annual installments following such certification date. The RSUs may be settled in cash or in shares of Company common stock, in the discretion of the Compensation Committee.

Following the completion of the performance period, the Compensation Committee certified the Company's performance relative to the financial objectives for such performance period. For 2015, the target value was multiplied by a revenue growth multiplier, which ranged from 0% for less than 15% annual revenue growth to 100% for 30% annual revenue growth. For 2015, our annual revenue growth was 1.11%, resulting in forfeiture of the awards.

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

Based on our performance during 2015 relative to the revenue growth, adjusted EBITDA and free cash flow measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated.

        The long-term incentive awards granted to the NEOs in 2015 are listed below:

Name and Title	Stock Options (#)	Time-Based RSUs (#)	Target Number of Performance- Based RSUs (#)	Target Value of Long-Term Overachievement Performance Awards ($)
Neil H. Nguyen	79,853	54,017	81,025	1,300,000
Kenneth A. Saunders	53,747	36,357	54,536	437,500
Elizabeth Ritzcovan	--	--	23,684	85,500

        For more information about the accelerated vesting provisions that apply to these awards under the employment agreements with the NEOs, please see "—Employment Agreements" below.

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

        Perquisites. We provide a limited number of perquisites to executives. The only perquisite we provided to the NEOs during 2015 was financial planning assistance for Mr. Nguyen.

        Health, Dental, Life and Disability Insurance. We offer all of our regular employees, including the NEOs, health, life, disability and dental insurance. The Company pays for the majority of the insurance costs, and the employee pays for a portion through payroll deductions.

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

Employment Agreements

        In connection with the merger of our Former Parent with Extreme Reach, Inc. immediately following the spin-off (the “Merger”), each NEO's employment agreement with our Former Parent was terminated and each NEO was paid the severance payments provided under the applicable agreement for a qualifying termination in connection with a change in control, as described below under "Summary Compensation Table."

        In connection with the spin-off, we entered into employment agreements with each of the NEOs that provide for certain severance benefits in the event that a NEO's employment is involuntarily or constructively terminated. We recognize the challenges executives often face securing new employment following termination. To mitigate these challenges and to secure the focus of the management team on our affairs, all executive officers are entitled to receive severance payments under their employment agreements upon certain types of termination. The terms of these employment agreements are described below under "Executive Employment and Transition Agreements—Employment Agreements." We believe that reasonable severance benefits for our executive officers were important because there may be limited opportunities for its executive officers to find comparable employment within a short period of time following certain qualifying terminations. In addition to normal severance, we provide enhanced benefits in the event of a qualifying termination following a change-in-control as a means of reinforcing and encouraging the continued attention and dedication of the executives to their duties of employment without personal distraction or conflict of interest in circumstances that could arise from the occurrence of a change-in-control. We believe that the interests of stockholders are best served if the interests of its senior management are aligned with them, and providing change-in-control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders.

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

        Ownership Guidelines. The Company's Section 16 executive officers will be expected to own our common stock based on the following applicable guidelines (the "Ownership Guidelines"):

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

Compensation Committee Report

        The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the Company's proxy statement for the 2016 annual meeting of the Company's stockholders.

THE COMPENSATION COMMITTEE OF SIZMEK INC.
Xavier A. Gutierrez, Chairman
Stephen E. Recht

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

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Awards ($)	All Other Compensation ($)(2)	Total ($)
Neil H. Nguyen	2015	500,000	—	1,088,439	367,436	226,300	24,607	2,206,782
President and CEO	2014	540,415	—	1,153,670	420,492	368,500	905,078	3,388,155
	2013	624,750	—	1,443,781	—	532,600	25,782	2,626,913

Kenneth J. Saunders	2015	350,000	—	732,597	247,311	85,750	2,449	1,418,107
CFO(3)	2014	89,418	45,000	203,918	69,204	—	3,089	410,629

Elizabeth Ritzcovan	2015	284,167	—	190,893	—	239,370	3,006	717,436
Global Chief Revenue Officer(4)	2014	12,917	—	116,641	97,248	13,505	—	240,311

Sean Markowitz	2015	99,153	—	—	—	—	349,289	448,442
General Counsel and	2014	302,564	—	412,339	150,289	108,413	389,055	1,362,660
Corporate Secretary(5)	2013	295,000	—	397,610	—	125,744	8,662	827,016

(1)
Represents the grant date fair value of stock and/or option awards granted to the NEOs by us in the relevant fiscal year and of stock awards granted to the NEOs by our Former Parent in 2013 determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718), excluding the effect of estimated forfeitures. See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for details as to the assumptions used to determine the fair value of stock and option awards granted by us. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2015, 2014 and 2013 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards. The performance objectives to which the long-term overachievement performance awards granted during 2015 were subject were not deemed probable of achievement as of the date of grant and no grant date fair value was attributed to those awards as of that date. The full grant date fair value of such awards, assuming achievement of the applicable performance objectives at maximum levels, was as follows: Mr. Nguyen, $1,300,000; Mr. Saunders, $437,500; and Ms. Ritzcovan, $85,500.

(2)	The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2015:

	Reimbursement of Financial Planning Costs ($)	Severance Benefits Paid Upon Separation from the Company ($)	Employer Matching 401(K) Contributions ($)	Health Insurance Benefits ($)	Totals ($)
Neil H. Nguyen	20,833	—	313	3,461	24,607
Kenneth J. Saunders	—	—	—	2,449	2,449
Elizabeth Ritzcovan	—	—	—	3,006	3,006
Sean Markowitz	—	344,167	3,101	2,021	349,289

The following table contains a breakdown of the compensation and benefits included under All Other Compensation for the fiscal year ended December 31, 2014:

	Reimbursement of Financial Planning Costs ($)	Relocation Benefits ($)	Automobile Allowance ($)	Severance Benefits Paid Upon Separation from DG(a) ($)	Unused Vacation Paid Upon Separation from DG ($)	Employer Matching 401(K) Contributions ($)	Health Insurance Benefits ($)	Totals ($)
Neil H. Nguyen	15,000	31,394	3,462	811,976	24,486	5,046	13,714	905,078
Kenneth J. Saunders	—	—	—	—	—	—	3,089	3,089
Sean Markowitz	—	47,087	—	312,019	10,694	4,284	14,971	389,055

(a) As discussed above in the section titled "—Employment Agreements," each NEO's employment agreement was terminated at the time of the Merger and each was paid the severance payments provided under the applicable agreement in a lump sum at the time of the closing of the Merger, regardless of whether the employment agreement provided for other payment timing. Each NEO received a payment equal to his base salary as in effect at the time of the Merger, plus his annual incentive for 2014 (which annual incentive was prorated for Mr. Markowitz). These amounts were paid in a lump sum at the time of the Merger. In addition, Mr. Nguyen agreed to a reduction of $500,000 in the amount payable to him under his employment agreement in connection with the termination of such agreement in connection with the Merger.

(3)Mr. Saunders became our Chief Financial Officer on October 7, 2014.

(4)Ms. Ritzcovan became our Global Chief Revenue Officer on December 16, 2014 and her employment with the company terminated effective November 30, 2015.

(5)Mr. Markowitz joined our Former Parent on August 21, 2012 and his employment with the company terminated effective May 1, 2015.

2015 Grants of Plan-Based Awards

        The following table sets forth information regarding the grants by the Company of annual performance-based cash incentive compensation and long-term incentive awards with respect to shares of the Company's common stock to our NEOs during the fiscal year ended December 31, 2015.

											All Other Option Awards: Number Of Securities Underlying Options (4) (#)
										All Other Stock Awards: Number of Shares of Stock or Units(3) (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)							Grant Date Fair Value of Stock and Option Awards ($)(5)
												Exercise or Base Price of Option Awards (#)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Neil Nguyen	3/2/2015	287,500	500,000	700,000		—	—	—		—	—	—	—
	3/2/2015	—	—	—		29,707	81,025	81,025		—	—	—	653,062
	3/2/2015	—	—	—		$101,400	$1,300,000	$1,300,000	(6)	—	—	—	—
	3/2/2015	—	—	—		—	—	—		54,017	—	—	435,377
	3/2/2015	—	—	—		—	—	—		—	79,853	8.06	367,436

Kenneth Saunders	3/2/2015	100,625	175,000	245,000		19,995	54,536	54,536		—	—	—	439,650
	3/2/2015	—	—	—		$34,125	$437,500	$437,500		—	—	—	—
	3/2/2015	—	—	—		—	—	—		36,357	—	—	293,037
	3/2/2015	—	—	—		—	—	—			53,747	8.06	247,311

Elizabeth Ritzcovan	3/2/2015	128,340	223,200	312,480		—	—	—		—	—	—	—
	3/2/2015	—	223,200	290,000	(7)	—	—	—		—	—	—	—
	3/2/2015	—	—	—		8,684	23,684	23,684		—	—	—	190,893
	3/2/2015	—	—	—		$6,669	$85,500	$85,500	(6)	—	—	—	—

(1)
Except as described in footnote 7 below, represents non-equity incentive plan awards consisted of annual performance-based incentives payable under the Company's 2015 annual incentive program. For more information about the Company's annual performance-based incentive program, please see "—2015 Executive Compensation Decisions— 2015 Performance-Based Annual Incentive Awards" above.

(2)
These awards consisted of performance-based RSU awards granted under the 2014 Plan. These performance-based RSU awards are scheduled to vest or be forfeited based on the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the two-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2016 (with the vesting eligible RSUs as a result of performance during this two-year performance period vesting in two equal tranches in March 2016 and March 2017). The performance objectives are equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. The number of shares that ultimately vest will depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(3)
These awards consisted of time-based RSU awards granted under the 2014 Plan. The RSU awards are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(4)
These awards consisted of time-based stock option awards granted under the 2014 Plan. Each stock option was granted with a term of ten years from the date of grant. The stock options are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(5)
Represents the grant date fair value of equity awards granted to the NEOs determined in accordance with ASC Topic 718. See Note 10 to the Company's Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for details as to the assumptions used to determine the fair value of equity awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. The performance objectives to which the vesting of the performance-based restricted stock unit awards granted during 2015 were subject were deemed probable of achievement as of the date of grant and no adjustment was made at that date to the fair value of such awards.

(6)
These awards consist of long-term overachievement performance awards granted under the 2014 Plan. Under the long-term overachievement performance awards, each executive was eligible to receive an award at the end of the one-year period ending December 31, 2015 based on the achievement of objectives related to revenue growth, adjusted EBITDA growth and free cash flow growth. The threshold, target and maximum values of each executive's award are reflected in the table above. Awards will be paid 50% in the form of shares of our common stock following the Compensation Committee's certification of our results and 50% in the form of RSUs that will vest in two annual installments following such certification date. Based on our performance during 2015 relative to the revenue growth, adjusted EBITDA growth and free cash flow growth measures, no final awards were earned under the long-term overachievement performance awards and these awards terminated. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(7)
Represents Ms. Ritzcovan’s sales and incentive awards. For more information about the Company's annual performance-based incentive program, please see "—2015 Executive Compensation Decisions— Incentive Payments for Other NEOs" above.

Outstanding Equity Awards at Fiscal Year-End 2015

        The following table details unexercised stock options and restricted stock units that had not vested for each of our NEOs as of December 31, 2015.

					Stock Awards
							Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)(2)	Market Value of Shares of Stock that Have Not Vested ($)(3)
Neil H. Nguyen	19,502	39,002	12.39	3/2/2024	78,847	287,792	37,245	(4)	135,944
	—	79,853	8.06	3/2/2025	—	—	81,025	(5)	295,741
Kenneth Saunders	11,593	3,865	7.74	9/30/2024	38,992	142,321	10,538	(4)	38,464
	—	53,747	8.06	3/2/2025	—	—	54,536	(5)	199,056

(1)
These awards consist of time-based stock option awards. Each stock option was granted with a term of ten years from the date of grant. Except as described below, the stock options are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The stock option awards to Mr. Saunders granted in September 2014 vested as to 50% of the award on March 31, 2015 and will vest as to 25% of the award on each of the first two anniversaries of the date of grant. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(2)
These awards consist of time-based RSU awards. Except as described below, the RSU awards are scheduled to vest in three equal installments on each of the first three anniversaries of the date of grant, provided that the executive continues to be employed by, or provide services to, the Company through such vesting dates, subject to earlier vesting upon certain events as specified in the award agreement or the NEO's employment agreement. The RSU awards granted to Mr. Saunders in September 2014 vested as to 50% of the award on March 31, 2015 and will vest as to 25% of the award on each of the first two anniversaries of the date of grant. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(3)	Value was calculated using a value of the Company's common stock of $3.65 per share, the closing price of the Company's common stock on December 31, 2015, which was the last trading day of 2015.

(4)
These awards consist of performance-based RSU awards. These performance-based RSU awards are scheduled to vest or be forfeited based on the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the three-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2014, up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2015, and up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during the three-year performance period ending December 31, 2016. The performance objectives are equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. The number of shares reflected above is the number of shares that are eligible to vest under these awards if the target level of performance relative to the performance objectives was attained during the performance period. For purposes of the initial one-third of the "target" performance-based RSUs that were eligible to vest based on 2014 performance, 81.3% of such RSUs were determined to have vested by our Compensation Committee in March 2015.  For purposes of the second one-third of the "target" performance-based RSUs that were eligible to vest based on performance during the two-year performance period ending December 31, 2015, none of such RSUs were determined to have vested by our Compensation Committee in February 2016.  The number of shares that ultimately vest will depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

(5)
These awards consist of performance-based RSU awards. These performance-based RSU awards are scheduled to vest or be forfeited based on the achievement of revenue growth, adjusted EBITDA growth and free cash flow growth objectives during the two-year performance period ending December 31, 2016, subject to the executive's continued service with the Company through the applicable vesting date. Up to one-third of the RSUs will be eligible to vest based on performance relative to these three objectives during 2015, and up to two-thirds of the RSUs will be eligible to vest based on performance relative to these three objectives during the two-year performance period ending December 31, 2016 (with the vesting eligible RSUs as a result of performance during this two-year performance period vesting in two equal tranches in March 2016 and March 2017). The performance objectives are equally weighted among revenue growth, adjusted EBITDA growth and free cash flow growth. Threshold and target achievement levels were established for each objective. The number of shares reflected above is the number of shares that are eligible to vest under these awards if the target level of performance relative to the performance objectives was attained during the performance period. For purposes of the initial one-third of the "target" performance-based RSUs that were eligible to vest based on 2015 performance, 20% of such RSUs were determined to have vested by our Compensation Committee in February 2016. The number of shares that ultimately vest will depend upon the extent to which the performance measures were satisfied during the performance period, and may be fewer or greater than the number reported in the table. For more information about these awards, please see "—2015 Executive Compensation Decisions—Long-Term Incentive Awards" above.

Option Exercises and Stock Vested

        The following table shows information regarding the vesting of Sizmek stock awards held by the NEOs during the fiscal year ended December 31, 2015. None of the NEOs exercised any Sizmek stock options during 2015.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Neil H. Nguyen	—	—	27,561	219,718
Kenneth Saunders	—	—	12,188	87,882
Elizabeth Ritzcovan	—	—	—	—
Sean Markowitz	—	—	10,961	85,882

(1)	This column represents the value as calculated by multiplying the closing market price of our common stock on the applicable vesting date by the number of shares vested.

Pension Benefits

        None of the NEOs were eligible to participate in a qualified or non-qualified defined benefit pension plan during 2015.

Non-Qualified Deferred Compensation

        None of the NEOs were eligible to participate in a non-qualified deferred compensation plan during 2015.

Executive Employment and Transition Agreements

Employment Agreements

        On April 14, 2014, the Company entered into an employment agreement with Neil Nguyen, our President and Chief Executive Officer, and Sean Markowitz, our General Counsel and Corporate Secretary.  As described above, Mr. Markowitz resigned his position effective May 1, 2015. In addition, in October 2014, the Company entered into a new employment agreement with Kenneth J. Saunders, our Chief Financial Officer, and in December 2014, the Company entered into a new employment agreement with Elizabeth Ritzcovan, our former Global Chief Revenue Officer.  As described above, Ms. Ritzcovan resigned her position effective November 30, 2015.

        Under the employment agreements, each executive's annual base salary was initially set as described above, which amounts will be subject to increase each year at the discretion of our Board of Directors or our Compensation Committee. Mr. Nguyen will also be reimbursed for financial planning services annually.

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

Markowitz Separation Agreement

        In connection with his termination of employment in April 2015, Mr. Markowitz was paid the severance payable to him pursuant to his employment agreement in the amount of $344,167. Specifically, he received his annual base salary ($295,000) plus his target annual incentive for 2015 of 50% of his annual base, pro-rated for his actual time of employment during 2015 ($49,167). These amounts were paid in a lump sum to Mr. Markowitz in June 2015 after his execution of a general release of claims. Mr. Markowitz also received the accelerated vesting of his long-term incentive awards as provided under the terms of his award agreements and his employment agreement, as described above. In addition, pursuant to his separation agreement, in the event a change in control were to occur within 90 days following his termination, Mr. Markowitz would have been entitled to an additional severance payment of $120,000, payable in a lump sum. Mr. Markowitz did not become eligible to receive this additional payment as no change in control occurred during the specified time frame.

Potential Payments upon Termination of Employment or Change in Control

        The information below describes and quantifies certain compensation that would have been payable by our Former Parent to each NEO under the executive employment agreements, plans and arrangements if the NEO's employment had terminated, or a change in control had occurred, on December 31, 2015, given the NEO's compensation and service levels as of such date and, if applicable, based on our closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees upon a termination of employment, such as payment of accrued but unpaid base salary, accrued but unpaid annual bonus, and vacation pay and distributions under our 401(k) plan (assuming the executive participated in the plan). Ms. Ritzcovan and Mr. Markowitz are not included in the following discussion as their employment terminated prior to December 31, 2015. The terms of Mr. Markowitz’s separation arrangement with the Company are described above. For purposes of following tables, the vesting of all performance-based RSUs has been included assuming target level of performance. For purposes of the table above, the vesting of all performance-based RSUs has been included assuming target level of performance.

Neil H. Nguyen

        The following table summarizes the potential payments to Mr. Nguyen assuming his employment was terminated or a change in control occurred on December 31, 2015.

Benefits and Payments	Termination by the Company without Cause or by Mr. Nguyen for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Mr. Nguyen for Good Reason Prior to a Change in Control(3)
Base Salary	$500,000	$—	$500,000
Bonus	$500,000	$368,500	$500,000
Acceleration of Vesting of Equity Awards:
Stock Options(4)	$—	$—	$—
Time-Based Restricted Stock Units(5)	$287,792	$287,792	$83,277
Performance-Based Restricted Stock Units(5)	$431,686	$431,686	$294,242
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$1,719,478	$1,087,978	$1,377,519

(1)
In the event of Mr. Nguyen's involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2015, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. In addition, all of Mr. Nguyen's outstanding long-term incentive awards become fully vested.

(2)
In the event of Mr. Nguyen's death or his termination of employment by reason of his disability, pursuant to his employment agreement, he is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had his employment not terminated. In addition, (a) all of Mr. Nguyen's long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Mr. Nguyen (or his estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 of the calendar year during which Mr. Nguyen’s date of termination occurs) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

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

(4)
The value upon acceleration of the outstanding stock options held by Mr. Nguyen is zero, as the exercise prices of his outstanding options exceed the closing price of the Company's common stock on December 31, 2015 ($3.65).

(5)	Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2015 ($3.65).

Kenneth Saunders

        The following table summarizes the potential payments to Mr. Saunders assuming his employment was terminated or a change in control occurred on December 31, 2015.

Benefits and Payments	Termination by the Company without Cause or by Mr. Saunders for Good Reason Following a Change in Control(1)	Termination upon Death or Disability(2)	Termination by the Company without Cause or by Mr. Saunders for Good Reason Prior to a Change in Control(3)
Base Salary	$350,000	$—	$350,000
Bonus	$175,000	$175,000	$175,000
Acceleration of Vesting of Equity Awards:
Stock Options(4)	$—	$—	$—
Time-Based Restricted Stock Units(5)	$142,321	$142,321	$40,391
Performance-Based Restricted Stock Units(5)	$237,520	$237,520	$153,764
Long-Term Overachievement Performance Awards(5)	$—	$—	$—
Total	$904,841	$554,841	$719,155

(1)
In the event of Mr. Saunders' involuntary termination of employment by the Company without cause or his voluntary termination of employment for good reason following a change in control, assuming such termination and change in control occurred on December 31, 2015, pursuant to his employment agreement, as described above, he is entitled to (a) 12 months of his base salary, plus (b) an amount equal to 100% of his target bonus for the year, payable in a lump sum payment. In addition, all of Mr. Saunders' outstanding long-term incentive awards become fully vested. For purposes of the table above, all performance-based RSUs have been included assuming target level of performance.

(2)
In the event of Mr. Saunders' death or his termination of employment by reason of his disability, pursuant to his employment agreement, he is entitled to receive the annual bonus amount, adjusted for Company performance, that would otherwise have been payable had his employment not terminated. In addition, (a) all of Mr. Saunders' long-term incentive awards the vesting of which is time-based shall vest in full on the date of termination, and (b) with respect to each long-term incentive award the vesting of which is performance-based, Mr. Saunders (or his estate, if applicable) shall remain eligible to vest in such portion of the performance award as is attributable to the performance period(s) then-underway at the time of termination (and which are scheduled to terminate on or before the December 31 of the calendar year during which Mr. Saunders’ the date of termination occurs) based on actual performance relative to the performance goals applicable to such performance period(s), which vesting and, if applicable, settlement shall be effective on the last day of the current performance period (or such other vesting and, if applicable, settlement date as may be provided in the agreement evidencing the performance award, but in no event later than March 15 of the calendar year following the year in which the date of termination occurs).

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

(4)
The value upon acceleration of the outstanding stock options held by Mr. Saunders is zero, as the exercise price of his outstanding options exceeds the closing price of the Company's common stock on December 31, 2015 ($3.65).

(5)	Value upon acceleration is calculated using the closing price of the Company's common stock on December 31, 2015 ($3.65).

Director Compensation

        Mr. Nguyen is not paid any fees or other compensation for services as a member of our Board of Directors or of any committee of our Board of Directors.

        Pursuant to our director compensation policy, each non-employee director receives an annual cash retainer of $30,000. The independent chairman of our Board of Directors also receives an additional annual retainer of $70,000 ($20,000 in cash, and a restricted stock unit award for a number of shares determined by dividing $50,000 by the trailing 30-trading day volume weighted average price of our common stock as reported on the NASDAQ Global Select Market). In addition, the chairman of each committee receives an additional annual cash retainer as follows:

Audit Committee Chairman Retainer	$20,000
Compensation Committee Chairman Retainer	$15,000
Nominating Committee Chairman Retainer	$10,000

        In addition, members of any committee who do not serve as chairman of such committee receive an additional retainer of $5,000 per committee. Fees are not paid based on the number of meetings held or attended. We also reimburse expenses incurred in attending meetings.

        Each non-employee director also receives an annual restricted stock unit award for a number of shares determined by dividing $115,000 by the trailing 30-trading day volume weighted average price of our common stock as reported on the NASDAQ Global Select Market. These annual awards will vest on the first anniversary of the date of grant. In addition, all of these awards will vest in the event of a change of control.

        The following table sets forth a summary of the compensation paid to our non-employee directors pursuant to the Company's compensation policies for the fiscal year ended December 31, 2015.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Other Compensation ($)	Total ($)
Scott K. Ginsburg	30,000	128,380	—	158,380
Xavier A. Gutierrez	45,000	128,380	—	173,380
John R. Harris	50,000	184,195	—	234,195
Adam Klein	45,000	128,380	—	173,380
Cecil H. Moore Jr.	50,000	128,380	—	178,380
Stephen E. Recht	40,000	128,380	—	168,380

(1)
Neil Nguyen, our President and Chief Executive Officer, is not included in this table because he is an employee and thus receives no compensation for his service as a director. The compensation received by Mr. Nguyen as an employee is shown in the Summary Compensation Table above.

(2)
Represents the grant date fair value of equity awards granted to the non-employee directors during 2015 determined in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC Topic 718). See Note 10 to our Consolidated and Combined Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for details as to the assumptions used to determine the fair value of stock awards. Amounts shown are based on the full grant date fair value of the entire award, regardless of vesting requirements. As of December 31, 2015, our non-employee directors each held 26,376 restricted stock units, other than Scott Ginsburg, who held 15,928 restricted stock units, and John Harris, who held 37,843 restricted stock units.

Risk Assessment of Compensation Program

        In April 2016, management assessed our compensation program for the purpose of reviewing and considering any risks presented by our compensation policies and practices that are reasonably likely to have a material adverse effect on us. As part of that assessment, management reviewed the primary elements of our compensation program, including base salary, short-term incentive compensation and long-term incentive compensation. Management's risk assessment included a review of the overall design of each primary element of our compensation program, and an analysis of the various design features, controls and approval rights in place with respect to compensation paid to management and other employees that mitigate potential risks to us that could arise from our compensation program. Following the assessment, management determined that our compensation policies and practices did not create risks that were reasonably likely to have a material adverse effect on us and reported the results of the assessment to our Compensation Committee.

Compensation Committee Interlocks and Insider Participation

        The current members of the Compensation Committee are Messrs. Gutierrez (Chairman) and Recht. All current members of the Compensation Committee are "independent directors" as defined under the NASDAQ Marketplace Rules. None of these individuals were at any time during 2015, or at any other time, an officer or employee of the Company.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain equity compensation plan information for the Company as of December 31, 2015.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,696,937	(1)	$9.12	2,609,893
Equity compensation plans not approved by security holders	—		—	—
Total	1,696,937		9.12	2,609,893

(1)   Includes 337,288 performance-based RSUs outstanding at December 31, 2015 based on "target" performance.

Security Ownership of Directors and Executive Officers

        The following table sets forth the beneficial ownership of Sizmek's common stock as of April 22, 2016, except as noted, by (1) each person known by us to be a beneficial owner of 5% or more of Sizmek's outstanding common stock, (2) each of Sizmek's directors and named executive officers and (3) all of Sizmek's directors and executive officers of Sizmek as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

        The percentage ownership is based upon 29,118,272 shares of common stock outstanding as of April 22, 2016.

        For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days of April 22, 2016 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

	Shares Beneficially Owned as of April 22, 2016 (1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Scott K. Ginsburg(2)	3,351,334	11.5%
Moon Doggie Family Partnership
Neil H. Nguyen(3)	752,433	2.6%
Kenneth J. Saunders(3)	26,543	*
Elizabeth Ritzcovan	0	*
Sean N. Markowitz(4)	49,428	*
John R. Harris(3)	43,558	*
Cecil H. Moore Jr.(3)	23,205	*
Xavier A. Gutierrez(3)	15,938	*
Adam Klein(3)	15,928	*
Stephen E. Recht(3)	15,928	*
Meruelo Investment Partners LLC(5)	4,023,570	13.8%
9550 Firestone Blvd, Suite 105
Downey, CA 90241
BlackRock Inc.(6)	2,317,325	8.0%
55 East 52nd Street
New York, NY 10022
Roumell Asset Management, LLC(7)	1,218,780	4.2%
2 Wisconsin Circle, Suite 660,
Chevy Chase, MD 20815
R&D Bauer Ventures, L.P.(8)	1,620,616	5.6%
4400 Post Oak Parkway, Suite 2160
Houston, TX 77027
All directors and executive officers as a group (9 persons)	4,244,867	14.6%

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

(2) Includes 3,048,822 shares held of record by Scott K. Ginsburg, 1,660 shares held as parent/guardian of minors and 300,852 shares held in the name of Moon Doggie Family Partnership, L.P. (Scott K. Ginsburg is the sole general partner of Moon Doggie Family Partnership, L.P.).

(3) Based on Form 4 filed March 4, 2016.

(4) Based on Form 4 filed March 3, 2015.

(5) Based on a Schedule 13D/A filed March 19, 2015. Meruelo Investment Partners LLC has sole voting power and sole dispositive power with respect to 4,022,570 shares and Alex Meruelo Living Trust has sole voting power and sole dispositive power with respect to 1,000 shares, which are included as part of the "group" within the meaning of Section 13(d)(3) of the Exchange Act.

(6) Based on a Schedule 13G/A filed January 27, 2016. BlackRock Inc. has sole voting power with respect to 2,260,808 shares and sole dispositive power with respect to 2,317,325 shares.

(7) Based on a Schedule 13G/A filed February 10, 2016. Roumell Asset Management, LLC ("RAM") has sole voting power and sole dispositive power with respect to 668,020 shares and has shared voting power and shared dispositive power with respect to 546,870 shares. James C. Roumell, the President of RAM, has sole voting power and sole dispositive power with respect to 671,910 shares and has shared voting power and shared dispositive power with respect to 546,870 shares, which are included as part of the "group" within the meaning of Section 13(d)(3) of the Exchange Act.

(8) Based on a Schedule 13G/A filed February 9, 2015. Includes 1,610,916 shares directly owned by R&D Bauer Ventures, L.P., a Texas limited partnership, the general partner of which is RBDB Interest, L.L.C., a Texas limited liability company. RBDB Interest, L.L.C. is owned by (a) Charles Douglas Bauer and (b) the RJB 2009 Trust. The RJB 2009 Trust, of which Charles Douglas Bauer is trustee, is also a limited partner of R&D Bauer Ventures, L.P. Also included as part of the "group" within the meaning of Section 13(d)(3) of the Exchange Act are (a) 4,000 shares directly owned by Charles Douglas Bauer, (b) 1,700 shares directly owned by a SEP IRA for the benefit of Charles Douglas Bauer and (c) 4,000 shares directly owned by the Ruth Bauer 2001 Management Trust, of which of which Charles Douglas Bauer is trustee.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

        The following is a summary of the fees billed to the Company by its independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, for professional services rendered for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Audit Fees	$383,700	$401,534
Audit-Related Fees	45,992	42,546
Tax Fees	108,958	178,742
All Other Fees	4,227	2,820
Total	$542,877	$625,643

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

Audit-Related Fees

        We incurred $45,992 in 2015 for fees to provide due-diligence services. We incurred $42,546 in 2014 for fees related to services provided in connection with a review by the Public Company Accounting Oversight Board, as well as fees related to the spin-off from DG.

Tax Fees

        We incurred $108,958 in 2015 and $178,742 in 2014 for tax consultation services related to our international operations, transfer pricing studies, and elimination and integration of certain acquired foreign entities into our existing organization structure.

All Other Fees

        We incurred $4,227 in 2015 for access to an online accounting research tool. We incurred $2,820 in 2014 for assistance with international immigration services for one of our employees.

Attendance of Auditors at Annual Meeting

        Representatives of our independent registered public accounting firm are expected to be present at the 2016 annual meeting of stockholders and will have the opportunity to make a statement, if they desire to do so, and to respond to appropriate questions.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	See Exhibit Index on page 43 for a list of exhibits filed as part of this Amendment No. 1 to the Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIZMEK INC.

Date: April 22, 2016	By:	/s/ NEIL H. NGUYEN
Neil H. Nguyen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
* John R. Harris	Chairman of the Board of Directors	April 22, 2016
/s/ NEIL H. NGUYEN Neil H. Nguyen	President and Chief Executive Officer and Director	April 22, 2016
* Kenneth Saunders	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 22, 2016
* John D. Palmer	Senior Vice President and Controller (Principal Accounting Officer)	April 22, 2016
* Scott K. Ginsburg	Director	April 22, 2016

* Cecil H. Moore, Jr.	Director	April 22, 2016

* Xavier A. Gutierrez	Director	April 22, 2016

* Adam Klein	Director	April 22, 2016
* Stephen E. Recht	Director	April 22, 2016

*By:	/s/ NEIL H. NGUYEN Neil H. Nguyen As Attorney-in-Fact Pursuant to Power of Attorney Previously Filed

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1**	Rule 13a-14(a)/15d-14(a) Certifications.
31.2**	Rule 13a-14(a)/15d-14(a) Certifications.

**Filed herewith.