Form 10-Q
period 2016-03-31
Sizmek Inc.
filed 2016-05-10
CIK 1591877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of May 10, 2016, the registrant had 29,118,526 shares of Common Stock, par value $0.001, outstanding.

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

        Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	our ability to further identify, develop and achieve commercial success for new online products and services including mobile, video and programmatic solutions;

•	our ability to replace our existing Sizmek MDX platform with a new platform that is currently in development without experiencing service disruptions;

•	our ability to expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform;

•	continued or accelerating decline in our flash based rich media business;

•	delays in product offerings;

•	the development and pricing of competing online services and products;

•	consolidation of the digital industry and of digital advertising networks;

•	slower than expected development of the digital advertising market;

•	our ability to protect our proprietary technologies;

•	identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

•	security threats to our computer networks;

•	operating in a variety of foreign jurisdictions;

•	fluctuations in currency exchange rates;

•	adaption to new, changing, and competitive technologies;

•	potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

•	our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•	other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$40,288	$42,046
Accounts receivable (less allowances of $1,736 as of March 31, 2016 and $1,795 as of December 31, 2015)	52,210	64,595
Restricted cash	1,581	1,538
Other current assets	3,908	4,568
Current assets of TV business	284	678
Total current assets	98,271	113,425
Property and equipment, net	32,115	29,410
Goodwill	9,337	8,411
Intangible assets, net	16,158	16,931
Deferred income taxes	511	523
Restricted cash	4,208	4,478
Other non-current assets	5,758	4,807
Total assets	$166,358	$177,985

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,732	$3,683
Accrued liabilities	33,127	39,037
Current liabilities of TV business	424	1,203
Total current liabilities	39,283	43,923
Deferred income taxes	848	919
Other non-current liabilities	8,239	7,613
Total liabilities	48,370	52,455

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,118 issued and outstanding at March 31, 2016; 29,584 issued and 29,228 outstanding at December 31, 2015	29	30
Treasury stock, at cost (356 shares at December 31, 2015)	—	(1,510)
Additional capital	366,580	368,658
Accumulated deficit	(245,241)	(238,289)
Accumulated other comprehensive loss	(3,380)	(3,359)
Total stockholders’ equity	117,988	125,530
Total liabilities and stockholders’ equity	$166,358	$177,985

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Platform solutions	$34,430	$32,892
Programmatic solutions	6,095	3,867
Total	40,525	36,759
Cost of revenues (excluding depreciation and amortization):
Platform solutions	13,664	10,835
Programmatic solutions	4,587	2,825
Total	18,251	13,660
Selling and marketing	14,822	14,203
Research and development	3,209	2,903
General and administrative	5,556	4,554
Merger, integration and other	2,768	834
Depreciation and amortization	2,922	7,439
Loss from operations	(7,003)	(6,834)
Other (income) expense, net	(526)	979
Loss before income taxes	(6,477)	(7,813)
Provision for income taxes	475	132
Net loss	$(6,952)	$(7,945)

Basic and diluted loss per common share	$(0.24)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	29,034	29,783

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OFCOMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,952)	$(7,945)
Other comprehensive gain (loss):
Unrealized gain (loss) on derivatives, net of tax	251	(95)
Unrealized gain (loss) on available for sale securities, net of tax	23	(228)
Foreign currency translation adjustment	(295)	(804)
Total other comprehensive loss	(21)	(1,127)
Total comprehensive loss	$(6,973)	$(9,072)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	29,584	$30	(356)	$(1,510)	$368,658	$(238,289)	$(3,359)	$125,530
Net loss	—	—	—	—	—	(6,952)	—	(6,952)
Share-based compensation	—	—	—	—	867	—	—	867
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	273	—	—	—	(159)	—	—	(159)
Purchase of treasury stock	—	—	(383)	(1,277)	—	—	—	(1,277)
Retirement of treasury stock	(739)	(1)	739	2,787	(2,786)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(21)	(21)
Balance at March 31, 2016	29,118	$29	—	$—	$366,580	$(245,241)	$(3,380)	$117,988

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,952)	$(7,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,458	3,553
Amortization of intangibles	1,464	3,886
Share-based compensation	867	846
Deferred income taxes	(75)	(327)
Benefit for accounts receivable recoveries	(59)	(60)
Gain (loss) from recovery of TV business net assets	149	(114)
Changes in operating assets and liabilities:
Accounts receivable	12,453	7,938
Other assets	412	(2,241)
Accounts payable and other liabilities	(4,071)	(2,195)
Net cash provided by operating activities	5,646	3,341

Cash flows from investing activities:
Purchases of property and equipment	(1,153)	(2,321)
Capitalized costs of developing software	(3,564)	(4,245)
Other	—	(29)
Net cash used in investing activities	(4,717)	(6,595)

Cash flows from financing activities:
Purchases of treasury stock	(1,277)	(4,500)
Payments of TV business liabilities	(948)	(139)
Proceeds from TV business assets	413	952
Payment of tax withholding obligation for shares tendered	(159)	(164)
Payment of Financing Property and equipment	(579)	—
Net cash used in financing activities	(2,550)	(3,851)

Effect of exchange rate changes on cash and cash equivalents	(137)	(357)
Net decrease in cash and cash equivalents	(1,758)	(7,462)
Cash and cash equivalents at beginning of year	42,046	90,672

Cash and cash equivalents at end of period	$40,288	$83,210

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$89	$430
Cash received for interest	$—	$(27)
Extended payment obligations incurred to purchase software	$—	$960

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Company

Sizmek Inc. ("Sizmek," the "Company," "we," "us," and "our"), a Delaware corporation formed in 2013, operates a leading independent global online ad campaign management and distribution platform as measured by the number of advertising impressions served and the number of countries in which we serve customers. Our revenues are principally derived from services related to online advertising. We help advertisers, agencies and publishers engage with consumers across multiple online media channels (mobile, display, rich media, video and social) while delivering efficient, impactful and measurable ad campaigns. We connect 19,000 advertisers and 3,700 agencies to audiences in approximately 65 countries, serving more than 1.3 trillion impressions a year.

Sizmek works directly and indirectly with media agencies, advertisers, creative agencies, and publishers. Our primary customers are media agencies. The ability to execute advertising campaigns in a timely and scalable manner is a crucial requirement for our customers. Our technology empowers advertisers and agencies to deliver their creative assets to broad audiences, ensure consistent quality of the consumer experience, and utilize our data for rigorous analysis and optimization. We focus on online media advertising, including display, video, mobile, social and connected TV channels.

Our online campaign management platform, Sizmek MDX, helps advertisers, agencies and publishers simplify the complexities of managing their advertising budgets across multiple online media channels and formats, such as desktop, mobile, rich media, social media, in-stream video, interactive video, display and search. The Sizmek MDX platform strives to provide our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of online media campaigns. Our solutions are delivered through a scalable technology platform that allows delivery of sophisticated, global online media advertising campaigns, as well as smaller, more targeted campaigns. Presently, our R&D team is designing and developing a new ad management platform, the Sizmek MDX-NXT platform, which will be a single, end-to-end, integrated platform encompassing all channels and formats. Portions of the MDX-NXT platform are operating currently and we expect substantially all features and functionalities to be operational mid to late 2016.

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

2. General

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of our wholly-owned, and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

These financial statements have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures are adequate to make the information presented not misleading.  The unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, of a normal and recurring nature and necessary for a fair presentation of our financial position as of the balance sheet dates, and the results of operations and cash flows for the periods presented.

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

        For the three months ended December 31, 2015, the Company recorded an impairment charge related to its long-lived assets in the amount of $64.2 million.  In addition, we shortened the estimated remaining life of many of our remaining long-lived assets.  As a result, depreciation and amortization expense recorded for the three months ended March 31, 2016 is significantly lower than amounts recorded in the prior year. The Company estimates that the impairment charges and changes in remaining life assumptions reduced the amount of depreciation and amortization expense it recorded for the three months ended March 31, 2016 by $5.0 million and decrease our net loss by $5.0 million and our loss per share by $0.17.

Risk of Future Goodwill and Long-Lived Assets Impairments

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

Description	March 31, 2016	December 31, 2015
Current assets of television business:
Income tax receivables	$284	$515
Trade accounts receivable	—	163
Total	$284	$678

Current liabilities of television business:
Accrued liabilities	$—	$930
Uncertain tax positions	424	273
Total	$424	$1,203

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At March 31, 2016, we had $12.4 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value asset balance of $0.2 million ($0.3 million asset, net of a $0.1 million liability).  At December 31, 2015, we had $14.5 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.3 million liability, net of a $0.2 million asset). The net asset (at March 31, 2016) and net liability (at December 31, 2015) is included in current assets and accrued liabilities, respectively, and is expected to be recognized in our results of operations in the next twelve months. The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Hedging (loss) gain recognized in operations	$3	$(71)

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31, 2016
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gain on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(4,244)	$(71)	$956	$(3,359)

Other comprehensive income (loss) before reclassifications	(295)	254	23	(18)
Amounts reclassified out of AOCL	—	(3)	—	(3)
Net current period activity	(295)	251	23	(21)

Balance at March 31, 2016	$(4,539)	$180	$979	$(3,380)

	Three Months Ended March 31, 2015
	Foreign Currency Translation	Unrealized Losses on Foreign Currency Derivatives	Unrealized Gain (Loss) on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,672)	$(98)	$1,255	$(1,515)

Other comprehensive loss before reclassifications	(804)	(159)	(228)	(1,191)
Amounts reclassified out of AOCI	—	64	—	64
Net current period activity	(804)	(95)	(228)	(1,127)

Balance at March 31, 2015	$(3,476)	$(193)	$1,027	$(2,642)

The following table summarizes the reclassifications from AOCI or AOCL to the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Amounts Reclassified out of AOCI or AOCL
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected Line Items in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$1	$(8)	Cost of revenues
Foreign currency derivatives	—	(3)	Selling and marketing
Foreign currency derivatives	7	(48)	Research and development
Foreign currency derivatives	1	(11)	General and administrative
Foreign currency derivatives	(6)	(1)	Other, net
Total before taxes	3	(71)
Tax amounts	—	7
Income (loss) after tax	$3	$(64)

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

	Three Months Ended March 31,
Description	2016	2015
Severance (1)	$434	$324
TV business (2)	149	(114)
Special projects	110	117
Integration costs (3)	2,075	507
Total	$2,768	$834

(1) -
Severance costs primarily relate to consolidating the workforces of acquired businesses and eliminating redundancy. All costs shown above were paid in the period the expense was recognized, or shortly thereafter.

(2) -	Represents (income) or expense due to realizing more or less TV net assets than originally estimated at the time of the Spin-Off.

(3) –	Represents redundant operating expenses incurred to integrate our 2015 acquisitions into our existing structure and workflow.

Recently Issued Accounting Guidance

Adopted

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, "Business Combinations."  ASU 2015-16 modifies how changes to provisional amounts determined during the measurement period of a business combination are recognized.  Under existing accounting literature, changes to provisional amounts determined during the measurement period of a business combination, resulting from facts and circumstances that existed at the acquisition date, are recognized by retrospectively adjusting the provisional amounts at the acquisition date.   However, under ASU 2015-16, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined.  For Sizmek, ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.

Issued

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 modifies revenue recognition guidance for GAAP. Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, International Accounting Standards Board ("IASB") provided limited guidance on revenue recognition. Accordingly, the FASB and IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

In March 2016, the FASB issued ASU 2016-09, "Compensation – Stock Compensation (Topic 718)." ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or settle (i.e. additional paid in capital or APIC pools will be eliminated). The guidance also will change how an employer accounts for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures.

The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statement have not been issued or made available to issuance, but all of this guidance must be adopted in the same period. If an entity early adopts the guidance in interim period, any adjustment must be reflected as of the beginning of the fiscal year that includes that interim period.

We have not as yet determined (i) the extent to which we expect ASU 2016-09 will impact our financial reports or (ii) the manner in which it will be adopted.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015. The carrying values of our accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at March 31, 2016
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$10,959	$—	$10,959
Marketable equity securities	(b)	1,320	—	1,320
Currency forward derivatives / options	(c)	—	204	204
Total		$12,279	$204	$12,483

		Fair Value Measurements at December 31, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$23,932	$—	$23,932
Marketable equity securities	(b)	1,297	—	1,297
Total		$25,229	$—	$25,229
Liabilities:
Currency forward derivatives / options	(d)	$—	$86	$86

(a) Included in cash and cash equivalents.
(b) Included in other non-current assets.
(c) Included in current assets
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

4. Acquisitions

StrikeAd

On May 28, 2015, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) for $9.8 million. The purchase price includes $7.7 million in cash paid at closing and deferred payment obligations totaling $2.1 million.  StrikeAd operates a mobile demand side platform (“DSP”) based in the United Kingdom.  We are combining the StrikeAd assets with our existing programmatic assets to build an end-to-end DSP for use by our customers.  The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We expect to realize operating synergies from this transaction. StrikeAd has been included in our results of operations since the date of closing.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $4.3 million to developed technology, $1.2 million to customer relationships and $11.0 million to goodwill.  The developed technology and customer relationships acquired in the transaction are presently being amortized on a straight-line basis over 3.2 years and 5.5 years, respectively.  The weighted average amortization period is 3.7 years. See Goodwill, Intangible Assets and Impairments note below. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  As part of the acquisition, the seller guaranteed to provide a fixed amount of working capital on the acquisition date.  Any shortfall from the guaranteed amount can be withheld from our deferred payment obligation.  The updated purchase price allocation will be considered preliminary until the final amount of working capital acquired has been determined.

Point Roll

On November 12, 2015, we acquired all of the shares of Point Roll, Inc. (“Point Roll”) from TEGNA Inc. (“Tegna”) for a total purchase price of $20.0 million, subject to adjustment.  Of the total purchase price (i) $11.0 million was paid in cash at closing, (ii) $7.0 million will be paid one year after the closing date and (iii) up to $2.0 million will be paid one year after the closing date, subject to any indemnification claims or other contingencies, of which we currently expect to pay only $0.6 million.  Point Roll provides rich media and dynamic creative ad serving technologies that allow interactivity in online advertising, such as streaming video, polling, and e-mail and data collection.  The purchase price was paid from cash on hand.  The objective of the transaction was to realize significant operating synergies by combining the operations of Point Roll with our existing online ad serving operations.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  During the three months ended March 31, 2016, we revised the purchase price allocation from our original estimates which increased goodwill by $0.9 million, increased other intangible assets by $0.7 million, increased current assets by $0.2 million, increased other long term assets by $0.4 million, reduced property and equipment by $0.5 million, increase liabilities by $2.9 million which reduced the purchase price by $1.2 million. Each of the customer relationships and trade names acquired in the transaction are being amortized on a straight-line basis over 4.1 years.  The goodwill and other intangible assets created in the acquisition are not deductible for tax purposes.  The liabilities assumed include $1.2 million for an uncertain tax position relating to a period prior to our purchase.  Tegna has agreed to indemnify us for this potential exposure.  Accordingly, we have recorded an indemnification asset for $1.2 million in purchase accounting.  As part of the acquisition, the seller guaranteed to provide a fixed amount of working capital on the acquisition date.  Any shortfall from the guaranteed amount can be withheld from our deferred payment obligation.  The updated purchase price allocation will be considered preliminary until the final amount of working capital acquired has been determined.

Purchase Price Allocations

                The following table summarizes the updated estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).

Category	Point Roll	StrikeAd
Current assets	$9.8	$3.6
Property and equipment	0.9	—
Other assets	1.6	—
Customer relationships	7.0	1.2
Trade names	0.5	—
Developed technology	—	4.3
Noncompetition agreements	—	—
Goodwill	5.6	11.0
Total assets acquired	25.4	20.1
Less liabilities assumed	(6.8)	(10.3)
Net assets acquired	$18.6	$9.8

Pro Forma Information

                The following pro forma information presents our results of operations for the three months ended March 31, 2016 and 2015 as if the acquisitions of Point Roll and StrikeAd had occurred on January 1, 2015 (in thousands). A table of actual amounts is provided for reference.

	As Reported Three Months Ended March 31,		Unaudited Pro Forma Three Months Ended March 31,
	2016	2015	2016	2015
Revenue	$40,525	$36,759	$40,525	$48,309
Net loss	(6,952)	(7,945)	(6,952)	(10,420)

5. Goodwill, Intangible Assets and Impairments

Goodwill

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the three months ended March 31, 2016 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2015	$396,354	$(387,943)	$8,411
2016 activity	926	—	926
Balance at March 31, 2016	$397,280	$(387,943)	$9,337

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

Risk of Future Goodwill and Long-Lived Assets Impairment

At March 31, 2016 and December 31, 2015, based on our discounted cash flow (DCF) model that uses our internal forecast, we determined the fair value of the Company was only slightly in excess of its carrying value. In preparing our model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that would result.

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

6.  Share-based Compensation

All share-based compensation expense relates to awards issued from Sizmek’s Amended and Restated 2014 Incentive Award Plan.

	Three Months Ended March 31,
Description	2016	2015
Sizmek share-based compensation	$867	$846

In the first quarter of 2016, Sizmek’s Compensation Committee granted (i) 471,362 performance-based Restricted Stock Units (“RSUs”) and, (ii) 431,116 time-based RSUs to certain of our employees and directors.  The RSUs expected to vest, were valued at $2.8 million.  The awards (i) vest over periods ranging from one to three years, (ii) are subject to the employees’ continued employment with us or the director’s continued service on our Board of Directors, and (iii) with respect to the performance-based RSUs, are subject to reaching certain (a) revenue, (b) adjusted EBITDA and (c) free cash flow growth targets (i.e., performance conditions).  The awards vest on an accelerated basis upon the occurrence of the holder’s (a) death, (b) termination by reason of disability, (c) termination without Cause (as defined) following a Change of Control (as defined) or (d) resignation for Good Reason (as defined) following a Change in Control.  Unrecognized compensation costs related to unvested RSUs and stock options were $6.1 million at March 31, 2016.

7.  Income Taxes

For the three months ended March 31, 2016, our effective tax rate was (7.3)% compared to (1.7)%  for the three months ended March 31, 2015.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and changes in our valuation allowances in Israel, the U.S. and state jurisdictions within the U.S. As a result, we do not recognize a tax benefit in Israel, the U.S. or state jurisdictions within the U.S. when we incur taxable losses as realization of those tax benefits is not more-likely-than-not.  Conversely, in certain foreign jurisdictions we report earnings and recognize a tax expense or benefit on that income in accordance with the tax statutes of those jurisdictions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the three months ended March 31, 2016, we recognized one additional uncertain tax position related a state and local income tax matter.  Approximately $0.4 million of the increase relates to a position we acquired from Point Roll, for which we have an offsetting indemnification asset from the seller. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For each of the three month periods ended March 31, 2016 and 2015, we recognized less than $0.1 million of interest and penalties related to uncertain tax positions in our financial statements. The changes in uncertain tax positions for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of year	$2,677	$1,507
Additions or Subtractions, net	90	(17)
Balance at end of period	$2,767	$1,490

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of March 31, 2016, we provided a valuation allowance against substantially all of our (i) U.S. federal and state NOL carryforwards and (ii) NOL carryforwards in Israel, as ultimate realization of these NOLs was determined to be not more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

We are subject to U.S. federal income tax, income tax from multiple foreign jurisdictions including Israel and the United Kingdom, and income taxes of multiple state jurisdictions. U.S. federal, state and local income tax returns for 2011 through 2015 remain open to examination. Israeli and United Kingdom income tax returns remain open to examination for 2010 through 2015 and 2009 through 2015, respectively. Prior to our Spin-Off, our operating results had been included in DG's U.S. federal and state tax returns or tax returns of non-U.S. jurisdictions. Subsequent to our Spin-Off, we file stand-alone income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. Prior to our Spin-Off, we entered into a tax matters agreement with DG that governs the parties' respective rights, responsibilities and obligations with respect to taxes. The tax matters agreement generally provides that the filing of tax returns, the control of audit proceedings, and the payment of any additional tax liability relative to DG and its consolidated subsidiaries for periods prior to February 8, 2014 is our responsibility.

We do not provide deferred taxes on the undistributed earnings of our non-U.S. subsidiaries in situations where our intention is to reinvest such earnings indefinitely. Furthermore, we believe both our U.S. and non-U.S. subsidiaries have significant net assets, liquidity, and other financial resources available to meet their operational and capital investment requirements.

8.  Loss per Share

Basic earnings (loss) per common share excludes dilution and is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, as adjusted for the potential dilutive effect of non-participating share-based awards such as stock options and RSUs.  The Company does not include any potentially dilutive securities in its calculation of diluted loss per common share, since their effect would be anti-dilutive.

The following table presents our loss per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,952)	$(7,945)

Weighted average common shares outstanding — basic	29,034	29,783
Dilutive securities	—	—
Weighted average common shares outstanding - diluted	29,034	29,783

Basic and diluted loss per common share	$(0.24)	$(0.27)

Antidilutive securities not included:
Stock options and RSUs	1,079	1,092

9.  Geographical Information and Product Categories

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
United States	$23,001	$19,600
Europe, Middle East and Africa	10,465	9,350
Asia Pacific	5,298	5,894
Latin America	1,094	1,351
North America (excluding U.S.)	667	564
Total	$40,525	$36,759

For the three months ended March 31, 2016, about 43.2% of our revenues were attributable to foreign jurisdictions. However, no single country other than the United States represented more than 10% of our consolidated revenues.

The following table summarizes our revenues by product category (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Platform solutions	$34,430	$32,892
Programmatic solutions	6,095	3,867
Total	$40,525	$36,759

The following table summarizes our property and equipment, net by country (in thousands):

	March 31, 2016	December 31, 2015
Property and equipment, net:
Israel	$24,141	$21,387
United States	6,099	6,441
Other countries	1,875	1,582
Total	$32,115	$29,410

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (“Report”).

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the financial condition and results of operations are based on the unaudited consolidated financial statements and notes to unaudited consolidated financial statements contained in this Report that have been prepared in accordance with the rules and regulations of the SEC and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of our assets and liabilities that are not readily available from other sources.  Actual results may differ from these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).  Our critical accounting policies are described in MD&A in our Annual Report.  Our significant and critical accounting policies have not changed significantly since the filing of our Annual Report.

See Note 5 to our unaudited consolidated financial statements in this report regarding the risk of a future impairment of our goodwill and long-lived assets.

Overview

We operate a leading open ad management and distribution platform. We assist 19,000 advertisers and 3,700 agencies engage with consumers in approximately 65 countries across multiple online media channels (mobile, display, rich media, video and social). Our revenues are principally derived from services related to online advertising. Our technology and service help advertisers overcome the fragmentation in the online advertising market and achieve optimal results from their advertising campaigns.

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

Our Business Strategy

Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers. We are in the process of completing the development of a single, end-to-end, integrated ad management platform across all channels and formats. In order to achieve our objective, we need to:

•	continue to expand the products available on our platform;

•	expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform: and

•	control our costs.

In 2016, our key strategic initiatives include:

•	driving new mobile, video, programmatic and data business with a particular emphasis on omni-channel delivery and measurement, and dynamic creative;

•	positioning Sizmek as the most credible, reliable provider of omni-channel solutions;

•	working to complete the development of the Sizmek MDX-NXT platform;

•	enhancing our mobile DSP platform to accommodate self-serve advertisers and integrate the platform with Sizmek MDX-NXT; and

•	completing the integration of our Point Roll business.

Acquisitions

                We have a history of acquisitions.  In May and November 2015, we acquired StrikeAd, Inc. and Point Roll, Inc. respectively.  As a result of these acquisitions, our operating results from period to period are not entirely comparable.  Each of the acquisitions has been included in our results of operations since their respective dates of closing.

Seasonality

Our business is seasonal. Revenues tend to be the highest in the fourth quarter as a large portion of our revenues follow the advertising patterns of our customers.

First Quarter 2016 Highlights

•	Revenues increased $3.8 million, or 10.2%, compared to the same quarter of 2015
•	Our core products (all products excluding flash based rich media) increased $9.4 million or 32.0% while our flash based rich media revenues continued to decline falling $5.6 million, or 74.6%.
•
In the first quarter of 2016, foreign currency exchange rates generally weakened compared with the U.S. Dollar.  This resulted in us reporting lower revenues ($0.6 million) and lower operating expenses ($0.6 million) than if the exchange rates were held constant with those in effect in the first quarter of 2015.

•
Loss from operations increased $0.2 million in the first quarter of 2016 as compared to the same period of 2015.  This increase was due to higher cost of revenue, merger, integration and other costs ($8.5 million) mainly due to acquisitions we made during 2015, offset by higher revenues ($3.8 million) and lower depreciation and amortization ($4.5 million) as a result of the long-lived asset impairment recorded in the fourth quarter of 2015.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

    The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2016	Three Months Ended
	March 31,		vs.	March 31,
	2016	2015	2015	2016	2015
Revenues:
Platform solutions	$34,430	$32,892	5%	85.0%	89.5%
Programmatic solutions	6,095	3,867	58	15.0	10.5
Total	40,525	36,759	10	100.0	100.0
Costs and expenses:
Cost of revenues (a) :
Platform solutions	13,664	10,835	26	33.7	29.5
Programmatic solutions	4,587	2,825	62	11.3	7.7
Total	18,251	13,660	34	45.0	37.2
Selling and marketing	14,822	14,203	4	36.6	38.6
Research and development	3,209	2,903	11	7.9	7.9
General and administrative	5,556	4,554	22	13.7	12.4
Merger, integration and other	2,768	834	232	6.8	2.3
Depreciation and amortization	2,922	7,439	(61)	7.2	20.2
Total costs and expenses	47,528	43,593	9	117.2	118.6

Loss from operations	(7,003)	(6,834)	2	(17.2)	(18.6)

Other (income) expense, net	(526)	979	(154)	(1.3)	2.7

Loss before income taxes	(6,477)	(7,813)	(17)	(15.9)	(21.3)
Provision for income taxes	475	132	260	1.2	0.3
Net loss	$(6,952)	$(7,945)	(12)	(17.1)	(21.6)

(a) Excluding depreciation and amortization.

Revenues – Platform solutions.    For the three months ended March 31, 2016, Platform revenues increased by $1.5 million, or 5%, as compared to the same period in the prior year.  Our Platform products (excluding flash based rich media) increased $7.1 million or 28.1% while our flash based rich media revenues continued to decline falling $5.6 million, or 74.6%. Our flash based rich media services revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our (i) mobile services (ii) smart versioning optimization product, (iii) in-stream product and (iv) our viewability and verification products, partially offset by declines in other services.

Revenues – Programmatic solutions.    For the three months ended March 31, 2016, Programmatic solutions revenues increased by $2.2 million, or 58%, as compared the same period in the prior year. Revenues increased due to (i) our May 2015 acquisition of StrikeAd, and (ii) growth in our trading revenues.

Cost of Revenues – Platform solutions.    For the three months ended March 31, 2016, Platform cost of revenues increased by $2.8 million, or 26%, as compared to the same period in the prior year. As a percentage of total revenues, platform cost of revenues increased to 33.7% in 2016, as compared to 29.5% in 2015.  Platform cost of revenues increased primarily due to (i) salary and salary related expenses mainly due to our November 2015 acquisition of Point Roll ($1.8 million), and  (ii) delivery costs increased $1.4 million due to a 2015 decision to lease computing power in the cloud rather than own file servers.  The decision to lease cloud computing power gives us greater flexibility and more reliability but increases costs.  In addition, the entire leasing cost is charged to the area using the server.  When the file server was owned only the maintenance cost was charged to the area using the server and the cost of the equipment was recognized over time as depreciation expense.

Cost of Revenues – Programmatic solutions.   For the three months ended March 31, 2016, Programmatic cost of revenues increased by $1.8 million, or 62%, as compared to the same period in the prior year.  Our programmatic gross profit percentage decreased to 24.7% in 2016, as compared to 26.9% in 2015.  The decrease was largely due to (i) the acquisition of StrikeAd, which operates at a lower gross profit percentage than our historical trading operation and (ii) our pricing decisions to accept a lower gross profit margin in order to attract more business.

Selling and Marketing.    For the three months ended March 31, 2016, selling and marketing expense increased $0.6 million, or 4%, as compared to the same period in the prior year. This increase is mainly due to (i) salary expenses ($0.3 million), as a result of increase sales headcount acquired from our 2015 acquisitions and (ii) professional fees ($0.3 million) largely due to marketing costs to redesign our website. As a percentage of revenues, selling and marketing expense decreased to 36.6% in the first quarter 2016 as compared to 38.6% in the first quarter of 2015.

Research and Development.    For the three months ended March 31, 2016, research and development expense increased $0.3 million, or 11%, as compared to the same period in the prior year.  Gross R&D spending declined by $0.4 million or 5% due to reductions in headcount, however, the Company’s capitalization of wages for software development declined by $0.7 million, or 16%.  The decrease in capitalized wages was due to working fewer hours on software development projects that qualified for capitalization.

General and Administrative.    For the three months ended March 31, 2016, general and administrative expense increased by $1.0 million, or 22%, as compared to the same period in the prior year. The increase is mainly due to (i) an increase in our provision for doubtful accounts ($0.3 million) and (ii) an increase in salary and compensation expenses ($0.4 million). As a percentage of revenues, general and administrative expense increased slightly to 13.7% in 2016, as compared to 12.4% in 2015.

Merger, Integration and Other.    For the three months ended March 31, 2016, merger, integration and other costs increased by $1.9 million, or 232%, as compared to the same period in the prior year. The increase largely related to our 2015 acquisitions of StrikeAd and Point Roll.

Depreciation and Amortization.    For the three months ended March 31, 2016, depreciation and amortization decreased by $4.5 million, or 61%, as compared to the same period in the prior year. The decrease is entirely the result of a long-lived asset impairment charge recorded at the end of 2015 which wrote off a large portion of our intangible assets and therefore will reduce amortization expenses in 2016 and onward.

Other (income) expense, net.    For the three months ended March 31, 2016, other income, net was $0.5 million as compared to a net expense of $1.0 million for the same period in 2015.  The change relates entirely to changes in foreign currency exchange gains and losses, which generated losses in prior year, but generate gains in the current year.

Provision for Income Taxes.    For the three months ended March 31, 2016, our effective tax rate was (7.3)% compared to (1.7)% for the same period in 2015. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations both in the U.S. and Israel are in a net operating loss position and we have not recognized a tax benefit for those losses as ultimate realization of the tax benefit  is not more likely than not.

Financial Condition

The following table sets forth certain major balance sheet accounts as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$40,288	$42,046
Accounts receivable, net	52,210	64,595
Property and equipment, net	32,115	29,410
Goodwill	9,337	8,411
Intangible assets, net	16,158	16,931

Liabilities:
Accounts payable and accrued liabilities	38,859	42,720
Deferred income taxes	848	919

Stockholders’ equity	117,988	125,530

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The decrease in cash and cash equivalents during the three month ended March 31, 2016 primarily relates to (i) our net loss ($6.9 million) , (ii) our investment in capital assets ($4.7 million), (iii) our purchases of treasury stock ($1.3 million) and (iv) additional financing activity ($1.3 million),  partially offset by changes in operating assets and liabilities ($12.6 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The number of days of revenue included in accounts receivable was 116 days and 107 days at March 31, 2016 and December 31, 2015, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For the three months ended March 31, 2016 and2015, purchases of property and equipment used to power our ad serving platform were $3.6 million and $4.2 million, respectively.

Intangible assets decreased during the three months ended March 31, 2016 as a result of amortization.

Accounts payable and accrued liabilities decreased $3.8 million to $38.9 million at March 31, 2016 as compared to $42.7 million at December 31, 2015.  The decrease primarily relates to the timing of payments.

Stockholders' equity decreased by $7.5 million to $118.0 million at March 31, 2016 compared to $125.5 million at December 31, 2015, principally as a result of reporting a $6.9 million net loss.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(6,952)	$(7,945)
Depreciation and amortization	2,922	7,439
Share-based compensation and other	882	345
Changes in operating assets and liabilities, net	8,794	3,502
Total	5,646	3,341

Investing activities:
Purchases of property and equipment	(1,153)	(2,321)
Capitalized costs of developing software	(3,564)	(4,245)
Other	—	(29)
Total	(4,717)	(6,595)

Financing activities:
Purchases of treasury stock	(1,277)	(4,500)
Payments of TV business liabilities	(948)	(139)
Proceeds from TV business assets	413	952
Other	(159)	(164)
Payment of Financing property and equipment	(579)	—
Total	(2,550)	(3,851)

Effect of exchange rate changes on cash and cash equivalents	(137)	(357)

Net (decrease) increase in cash and cash equivalents	$(1,758)	$(7,462)

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) changes in operating assets and liability.  In the first quarter of 2016, we generated $5.6 million in cash from operating activities, as compared to $3.3 million in the first quarter of 2015.  In the first quarter of 2016, the increase in cash generated from operating activities ($2.3 million) was primarily due to increased cash collections from customers.

We have invested our cash in (i) property and equipment and (ii) the development of software.

In 2016, our cash used in financing activities includes payment of an outstanding obligation related to the former TV business.  In 2016 and 2015, we used cash in financing activities to purchase our common stock.

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $7.4 million held outside the United States at March 31, 2016, all of which can be repatriated into the United States with little or no adverse tax consequences);

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

•	the purchase of capital assets (including the development of capitalized software projects); and

•	the organic growth of our business.

we could use cash in connection with:

•	the strategic acquisition of related businesses or investments, with cash requirements varying depending on if our common stock is used to fund all or part of any acquisition; and

•	purchases of our common stock.

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through March 31, 2016, we made share repurchases totaling $9.3 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

During 2016, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $17 million to $19 million, a portion of which will be used toward completion of our Sizmek MDX-NXT ad serving platform.  We expect to use cash to further expand and develop our business as we anticipate our new ad serving platform will be fully operational by mid-2016.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See a description of our share repurchase program in Part I, Item 2 of this Report under the heading “Liquidity and Capital Resources” and sub heading “Cash Requirements.”  The following table sets forth information with respect to purchases of shares of our common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet be Purchased Under the Plans or Programs (in thousands)

January 1, 2016 through January 31, 2016	250,656	$3.36	250,656	$21,140
February 1, 2016 through February 29, 2016	132,391	$3.19	132,391	$20,713
March 1, 2016 through March 31, 2016	—	$—	—	$20,713

Total	383,047	$3.30	383,047

Item 6.   EXHIBITS

Exhibits
3.1(a) 3.2(b) 31.1 *	Amended and Restated Certificate of Incorporation of Registrant. Second Amended and Restated Bylaws of Registrant. Rule 13a-14(a)/15d-14(a) Certification.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(a)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed February 4, 2014.
(b)	Incorporated by reference to the exhibit bearing the same title filed with the Registrant’s Current Report on Form 8-K filed November 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZMEK INC.

Date: May 10, 2016	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: May 10, 2016	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer