Form 10-Q
period 2016-06-30
Sizmek Inc.
filed 2016-08-09
CIK 1591877

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐      No ☒

As of August 9, 2016, the registrant had 29,141,209 shares of Common Stock, par value $0.001, outstanding.

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

        Words such as "believe," "expect," "anticipate," "project," "estimate," "budget," "continue," "could," "intend," "may," "plan," "potential," "predict," "seek," "should," "will," "would," "objective," "forecast," "goal," "guidance," "outlook," "effort," "target" and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things:

•	the timing of the Offer and the Merger (each as defined in Note 10 to our unaudited consolidated financial statements in this report);

•	the percentage of the Company’s stockholders tendering their shares in the Offer and the possibility that competing offers will be made;

•
the possibility that various closing conditions for the Offer or the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•	the effects of disruption from the Offer or the Merger on the Company’s business;

•	the announcement and pendency of the Offer and Merger may make it more difficult to establish or maintain relationships with employees, customers, vendors and other business partners;

•	stockholder litigation in connection with the Offer or the Merger may result in significant costs of defense, indemnification and liability;

•	our ability to further identify, develop and achieve commercial success for new online products and services including mobile, video and programmatic solutions;

•	our ability to replace our existing Sizmek MDX platform with a new platform that is currently in development without experiencing service disruptions;

•	our ability to expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform;

•	continued or accelerating decline in our flash based rich media business;

•	delays in product offerings;

•	the development and pricing of competing online services and products;

•	consolidation of the digital industry and of digital advertising networks;

•	slower than expected development of the digital advertising market;

•	our ability to protect our proprietary technologies;

•	identifying acquisition and disposition opportunities and integrating our acquisitions with our operations, systems, personnel and technologies;

•	security threats to our computer networks;

•	operating in a variety of foreign jurisdictions;

•	fluctuations in currency exchange rates;

•	adaption to new, changing, and competitive technologies;

•	potential additional impairment of our goodwill and potential impairment of our other long-lived assets;

•	our ability to achieve some or all of the expected benefits of the spin-off and merger transaction; and

•	other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SIZMEK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$36,800	$42,046
Accounts receivable (less allowances of $1,627 as of June 30, 2016 and $1,795 as of December 31, 2015)	54,668	64,595
Restricted cash	1,551	1,538
Other current assets	4,074	4,568
Current assets of TV business	320	678
Total current assets	97,413	113,425
Property and equipment, net	35,324	29,410
Goodwill	9,120	8,411
Intangible assets, net	14,716	16,931
Deferred income taxes	518	523
Restricted cash	4,179	4,478
Other non-current assets	3,675	4,807
Total assets	$164,945	$177,985

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,400	$3,683
Accrued liabilities	32,863	39,037
Current liabilities of TV business	—	1,203
Total current liabilities	39,263	43,923
Deferred income taxes	782	919
Other non-current liabilities	8,446	7,613
Total liabilities	48,491	52,455

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value—Authorized 200,000 shares; 29,136 issued and outstanding at June 30, 2016; 29,584 issued and 29,228 outstanding at December 31, 2015	29	30
Treasury stock, at cost (356 shares at December 31, 2015)	—	(1,510)
Additional capital	367,832	368,658
Accumulated deficit	(246,282)	(238,289)
Accumulated other comprehensive loss	(5,125)	(3,359)
Total stockholders’ equity	116,454	125,530
Total liabilities and stockholders’ equity	$164,945	$177,985

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Platform solutions	$38,007	$35,645	$72,438	$68,537
Programmatic solutions	10,893	4,571	16,987	8,438
Total	48,900	40,216	89,425	76,975
Cost of revenues (excluding depreciation and amortization):
Platform solutions	13,398	11,175	27,063	22,010
Programmatic solutions	7,914	3,317	12,500	6,142
Total	21,312	14,492	39,563	28,152
Selling and marketing	14,877	15,433	29,698	29,636
Research and development	3,103	3,674	6,313	6,577
General and administrative	5,368	4,739	10,923	9,293
Merger, integration and other	2,436	1,170	5,203	2,004
Depreciation and amortization	3,309	7,771	6,232	15,210
Loss from operations	(1,505)	(7,063)	(8,507)	(13,897)
Other (income) expense, net	(977)	366	(1,502)	1,345
Loss before income taxes	(528)	(7,429)	(7,005)	(15,242)
Provision for income taxes	513	468	988	600
Net loss	$(1,041)	$(7,897)	$(7,993)	$(15,842)

Basic and diluted loss per common share	$(0.04)	$(0.27)	$(0.27)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted	29,128	29,549	29,081	29,666

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OFCOMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,041)	$(7,897)	$(7,993)	$(15,842)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(190)	469	61	374
Unrealized loss on available for sale securities, net of tax	(688)	(6)	(665)	(234)
Foreign currency translation adjustment	(867)	580	(1,162)	(224)
Total other comprehensive income (loss)	(1,745)	1,043	(1,766)	(84)
Total comprehensive loss	$(2,786)	$(6,854)	$(9,759)	$(15,926)

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock (Shares / Amount)		Treasury Stock (Shares / Amount)		Additional Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	29,584	$30	(356)	$(1,510)	$368,658	$(238,289)	$(3,359)	$125,530
Net loss	—	—	—	—	—	(7,993)	—	(7,993)
Share-based compensation	—	—	—	—	2,148	—	—	2,148
Common stock issued pursuant to RSU agreements, net of shares tendered to satisfy required tax withholding	291	—	—	—	(188)	—	—	(188)
Purchase of treasury stock	—	—	(383)	(1,277)	—	—	—	(1,277)
Retirement of treasury stock	(739)	(1)	739	2,787	(2,786)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(1,766)	(1,766)
Balance at June 30, 2016	29,136	29	—	—	367,832	(246,282)	(5,125)	116,454

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,993)	$(15,842)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,324	7,335
Amortization of intangibles	2,908	7,875
Gain on sales of available for sales security	(987)	—
Share-based compensation	2,148	1,903
Deferred income taxes	(150)	(590)
Benefit for accounts receivable recoveries	(168)	(40)
(Gain) loss from recovery of TV business net assets	206	(50)
Other	444	(2)
Changes in operating assets and liabilities:
Accounts receivable	8,692	6,252
Other assets	1,539	(1,574)
Accounts payable and other liabilities	(3,511)	(5,598)
Net cash (used in) provided by operating activities	6,452	(331)

Cash flows from investing activities:
Purchases of property and equipment	(1,962)	(3,131)
Capitalized costs of developing software	(7,089)	(8,370)
Proceeds from sale of property and equipment	25	—
Proceeds from sale of available for sale securities	1,247	—
Acquisition, net of cash acquired	—	(7,541)
Other	(1)	(433)
Net cash used in investing activities	(7,780)	(19,475)

Cash flows from financing activities:
Purchases of treasury stock	(1,277)	(4,500)
Payment of deferred financing obligation	(500)	—
Payments of TV business liabilities	(1,428)	(126)
Proceeds from TV business assets	376	1,200
Payment of tax withholding obligation for shares tendered	(188)	(169)
Payment of extended payment obligation incurred to purchase software	(579)	—
Net cash used in financing activities	(3,596)	(3,595)

Effect of exchange rate changes on cash and cash equivalents	(322)	(339)
Net decrease in cash and cash equivalents	(5,246)	(23,740)
Cash and cash equivalents at beginning of year	42,046	90,672

Cash and cash equivalents at end of period	$36,800	$66,932

Supplemental disclosures of cash flow information:
Cash received (paid) for income taxes	$407	$(445)
Cash received (paid) for interest	$77	$47
Extended payment obligations incurred to purchase software	$—	$960

The accompanying notes are an integral part of these financial statements.

SIZMEK INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

The Company has reclassified costs in the amount of $0.5 million, reported in the first quarter of 2016 as cost of revenue expenses – platform solutions to selling and marketing expenses. Such costs relate to a group of employees that are now being characterized as selling and marketing expenses to better align those costs with the functional areas that benefit from the expenditure. This reclassification has no impact on revenue, net loss, loss per share, total assets, total liabilities, or total shareholders’ equity.

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

For the three months ended December 31, 2015, the Company recorded an impairment charge related to its long-lived assets in the amount of $64.2 million.  In addition, we shortened the estimated remaining life of many of our remaining long-lived assets.  As a result, depreciation and amortization expense recorded for the three and six months ended June 30, 2016 is significantly lower than amounts recorded in the prior year. The Company estimates that the impairment charges and changes in remaining life assumptions reduced the amount of depreciation and amortization expense it recorded for the three and six months ended June 30, 2016 by $4.7 million and $9.6 million, respectively, and decreased our net loss by $4.7 million and $9.6 million, respectively, which reduced our loss per share by $0.16 and $0.33, respectively.

Risk of Goodwill Impairment and Long-Lived Assets Impairments

See Note 5 for a discussion of the risk of a future impairment of our goodwill.

Assets and Liabilities of DG’s TV Business

Pursuant to the Separation and Redemption Agreement, DG contributed to us substantially all of its television business current assets and certain other assets existing on February 7, 2014, and we agreed to assume substantially all of DG’s television business liabilities that existed on February 7, 2014 or were attributable to periods up to and including February 7, 2014.  These net assets contributed were recorded at $78.5 million.  The details of these assets and liabilities outstanding as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

Description	June 30, 2016	December 31, 2015
Current assets of television business:
Income tax receivables	$320	$515
Trade accounts receivable	—	163
Total	$320	$678

Current liabilities of television business:
Accrued liabilities	$—	$930
Uncertain tax position	—	273
Total	$—	$1,203

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

Our cash flow hedging strategy is to hedge against the risk of overall changes in cash flows resulting from certain forecasted foreign currency rent and salary payments during the next twelve months. We hedge portions of our forecasted expenses denominated in the NIS with a single counterparty using foreign currency forward contracts and options.  At June 30, 2016, we had $12.6 million notional amount of foreign currency forward contracts and options outstanding, the net fair value of which is immaterial. At December 31, 2015, we had $14.5 million notional amount of foreign currency forward contracts and options outstanding that had a net fair value liability balance of $0.1 million ($0.3 million liability, net of a $0.2 million asset). The net liability (at June 30, 2016 and at December 31, 2015) is included in accrued liabilities, and is expected to be recognized in our results of operations in the next twelve months. The vast majority of any gain or loss from hedging activities is included in our various operating expenses. As a result of our hedging activities, we incurred the following gains and losses in our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hedging gain (loss) recognized in operations	$(6)	$24	$(3)	$(47)

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

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) (“AOCI” or “AOCL”), net of tax, for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30, 2016
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2016	$(4,539)	$180	$979	$(3,380)

Other comprehensive (loss) before reclassifications	(867)	(196)	(688)	(1,751)
Amounts reclassified out of AOCL	—	6	—	6
Net current period activity	(867)	(190)	(688)	(1,745)
Balance at June 30, 2016	$(5,406)	$(10)	$291	$(5,125)

	Six Months Ended June 30, 2016
	Foreign Currency Translation	Unrealized Losses on Foreign Currency Derivatives	Unrealized Gains on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(4,244)	$(71)	$956	$(3,359)

Other comprehensive income (loss) before reclassifications	(1,162)	58	(665)	(1,769)
Amounts reclassified out of AOCL	—	3	—	3
Net current period activity	(1,162)	61	(665)	(1,766)
Balance at June 30, 2016	$(5,406)	$(10)	$291	$(5,125)

	Three Months Ended June 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at March 31, 2015	$(3,476)	$(193)	$1,027	$(2,642)

Other comprehensive income (loss) before reclassifications	580	491	(6)	1,065
Amounts reclassified out of AOCI	—	(22)	—	(22)
Net current period activity	580	469	(6)	1,043
Balance at June 30, 2015	$(2,896)	$276	$1,021	$(1,599)

	Six Months Ended June 30, 2015
	Foreign Currency Translation	Unrealized Gains (Losses) on Foreign Currency Derivatives	Unrealized Gains on Available for Sale Securities	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(2,672)	$(98)	$1,255	$(1,515)

Other comprehensive income (loss) before reclassifications	(224)	332	(234)	(126)
Amounts reclassified out of AOCL	—	42	—	42
Net current period activity	(224)	374	(234)	(84)
Balance at June 30, 2015	$(2,896)	$276	$1,021	$(1,599)

The following table summarizes the reclassifications from AOCI or AOCL to the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Amounts Reclassified out of AOCI or AOCL
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Affected Line Items in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$1	$3	Cost of revenues
Foreign currency derivatives	—	1	Selling and marketing
Foreign currency derivatives	5	14	Research and development
Foreign currency derivatives	1	3	General and administrative
Foreign currency derivatives	(13)	3	Other, net
Total before taxes	(6)	24
Tax amounts	—	(2)
Income (loss) after tax	$(6)	$22

	Amounts Reclassified out of AOCI or AOCL
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Items in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Foreign currency derivatives	$2	$(5)	Cost of revenues
Foreign currency derivatives	—	(2)	Selling and marketing
Foreign currency derivatives	12	(34)	Research and development
Foreign currency derivatives	3	(8)	General and administrative
Foreign currency derivatives	(20)	2	Other, net
Total before taxes	(3)	(47)
Tax amounts	—	5
Loss after tax	$(3)	$(42)

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

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2016	2015	2016	2015
Severance (1)	$954	$142	$1,387	$466
Integration and restructuring costs (2)	1,188	565	3,263	1,070
Special Projects	371	611	481	730
TV business (3)	(77)	(148)	72	(262)
Total	$2,436	$1,170	$5,203	$2,004

(1) -Severance costs primarily relate to consolidating the workforces of acquired businesses and eliminating redundancy. All costs shown above were paid in the period the expense was recognized, or shortly thereafter.

(2) – Represents redundant operating expenses incurred to integrate our 2015 acquisitions into our existing structure and workflow.

(3) - Represents (income) or expense due to realizing more or less TV net assets than originally estimated at the time of the Spin-Off.

Recently Issued Accounting Guidance

Adopted

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, "Business Combinations."  ASU 2015-16 modifies how changes to provisional amounts determined during the measurement period of a business combination are recognized.  Under existing accounting literature, changes to provisional amounts determined during the measurement period of a business combination, resulting from facts and circumstances that existed at the acquisition date, are recognized by retrospectively adjusting the provisional amounts at the acquisition date.   However, under ASU 2015-16, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined.  For Sizmek, ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  As such, we adopted ASU 2015-16 on January 1, 2016.

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

In April 2016, the FASB issued ASU 2016-10, supplementing ASU 2014-09. This ASU does not change the core principles of ASU 2014-09, which continues to have the same effective date as agreed under ASU 2015-14. This ASU clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, ASU 2016-10 reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. ASU 2016-10 also provides implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). We have not as yet determined (i) the extent to which we expect ASU 2014-09 will impact our reported revenues or (ii) the manner in which it will be adopted. In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities."  ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  Presently, Sizmek recognizes changes in the fair value of its equity investments that have a readily determinable fair value in accumulated other comprehensive income / loss.  ASU 2016-01 also contains certain other provisions.  For Sizmek, ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted.  We anticipate that the adoption of ASU 2016-01 will result in greater volatility of our operating results as the changes in fair value of our equity investments that have a readily determinable fair value will be reflected in net income rather than accumulated other comprehensive income / loss.

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

The tables below set forth by level, assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015. The carrying values of our cash on hand, accounts receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments. The tables do not include assets and liabilities that are measured at historical cost or any basis other than fair value (in thousands).

		Fair Value Measurements at June 30, 2016
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$10,941	$—	$10,941
Marketable equity securities	(b)	373	—	373
Total		11,314	—	11,314
Liabilities:
Currency forward derivatives / options	(c)	$—	$13	$13

		Fair Value Measurements at December 31, 2015
	Balance Sheet Location	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Fair Value Measurements
Assets:
Money market funds	(a)	$23,932	$—	$23,932
Marketable equity securities	(b)	1,297	—	1,297
Total		25,229	—	25,229
Liabilities:
Currency forward derivatives / options	(c)	$—	$86	$86

(a) Included in cash and cash equivalents.
(b) Included in current assets in June 30, 2016 and in other non-current assets in December 31, 2015.
(c) Included in accrued liabilities.

The fair value of our money market funds was determined based upon quoted market prices. The currency forward derivatives/options are derivative instruments whose value is based upon quoted market prices from various market participants. We have a zero cost basis in these derivative instruments. Our marketable equity securities relate to a single issuer and have a cost basis of $0.3 million.

Abakus Convertible Notes

In May 2014, we purchased $1.0 million of Abakus convertible promissory notes ("Convertible Notes") for $1.0 million. The Convertible Notes are due 90 days after written notice after the earlier of (i) May 30, 2016 (the “demand date”) or (ii) an occurrence of an Event of Default (as defined in the Convertible Notes). During Q2 2016, the company and Abakus extended of the demand date to September 30, 2016. Abakus is a small private company that has developed a digital attribution software solution. The Convertible Notes bear interest at 5% per annum payable at maturity. The Convertible Notes are convertible into Abakus Series A Preferred Stock ("Series A Preferred") as follows:

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

In addition, upon a Change in Control, as defined in the Convertible Notes, the Convertible Notes shall be paid off at the greater of (i) the outstanding balance, or (ii) the amount the holder would have received upon conversion of the Convertible Notes. The Convertible Notes are considered held-to-maturity securities and are carried at amortized cost. The fair value of the Convertible Notes is not readily determinable. We are not aware of a market for the Convertible Notes. The Convertible Notes are included in other current assets.

4. Acquisitions

StrikeAd

On May 28, 2015, we acquired substantially all the assets and operations, and assumed certain liabilities, of privately-held StrikeAd, Inc. and its affiliates (collectively, “StrikeAd”) for $9.8 million. Of the total purchase price (i) $7.7 million was paid in cash at closing, and (ii) $2.1 million will be paid, subject to any indemnification claims or other contingencies, of which we currently expect to pay only $1.4 million.  We are combining the StrikeAd assets with our existing programmatic assets to build an end-to-end DSP for use by our customers.  The objective of the transaction was to accelerate the development of our mobile technology in order to better serve the advertising community. We have already realized, and expect to continue to realize operating synergies from this transaction. StrikeAd has been included in our results of operations since the date of closing.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. We allocated $4.3 million to developed technology, $1.2 million to customer relationships and $11.0 million to goodwill.  The developed technology and customer relationships acquired in the transaction are presently being amortized on a straight-line basis over 3.2 years and 5.5 years, respectively.  The weighted average amortization period is 3.7 years. See Goodwill, Intangible Assets and Impairments note below. The goodwill and other intangible assets created in the acquisition are deductible for tax purposes.  As part of the acquisition, the seller guaranteed to provide a fixed amount of working capital on the acquisition date. Any shortfall from the guaranteed amount can be withheld from our deferred payment obligation. The updated purchase price allocation is final.

Point Roll

On November 12, 2015, we acquired all of the shares of Point Roll, Inc. (“Point Roll”) from TEGNA Inc. (“Tegna”) for a total purchase price of $20.0 million, subject to adjustment.  Of the total purchase price (i) $11.0 million was paid in cash at closing, (ii) $7.0 million will be paid one year after the closing date and (iii) up to $2.0 million will be paid one year after the closing date, subject to any indemnification claims or other contingencies, of which we currently expect to pay only $1.1 million.  Point Roll provides rich media and dynamic creative ad serving technologies that allow interactivity in online advertising, such as streaming video, polling, and e-mail and data collection.  The purchase price was paid from cash on hand.  The objective of the transaction was to realize significant operating synergies by combining the operations of Point Roll with our existing online ad serving operations.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  During the six months ended June 30, 2016, we revised the purchase price allocation from our original estimates which increased goodwill by $0.8 million, increased other intangible assets by $0.7 million, increased current assets by $0.4 million, increased other long term assets by $0.8 million, increased property and equipment by $0.5 million, increased liabilities by $3.9 million which reduced the purchase price by $0.7 million. Each of the customer relationships and trade names acquired in the transaction are being amortized on a straight-line basis over 4.1 years.  The goodwill and other intangible assets created in the acquisition are not deductible for tax purposes.  The liabilities assumed include $1.2 million for an uncertain tax position relating to a period prior to our purchase.  Tegna has agreed to indemnify us for this potential exposure.  Accordingly, we have recorded an indemnification asset for $1.2 million in purchase accounting.  As part of the acquisition, the seller guaranteed to provide a fixed amount of working capital on the acquisition date.  Any shortfall from the guaranteed amount can be withheld from our deferred payment obligation.  The updated purchase price allocation will be considered preliminary until the final amount of working capital acquired has been determined.

Purchase Price Allocations

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the above referenced transactions (in millions).
Category	Point Roll	StrikeAd
Current assets	$10.0	$2.9
Property and equipment	2.0	—
Other assets	2.0	—
Customer relationships	7.0	1.2
Trade names	0.5	—
Developed technology	—	4.3
Noncompetition agreements	—	—
Goodwill	5.4	11.0
Total assets acquired	26.9	19.4
Less liabilities assumed	(7.8)	(10.3)
Net assets acquired	$19.1	$9.1

Pro Forma Information

        The following pro forma information presents our results of operations for the six months ended June 30, 2016 and 2015 as if the acquisitions of Point Roll and StrikeAd had occurred on January 1, 2015 (in thousands). A table of actual amounts is provided for reference.

	As Reported Six Months Ended June 30,		Unaudited Pro Forma Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$89,425	$76,975	$89,425	$100,075
Net loss	(7,993)	(15,842)	(7,993)	(20,789)

5. Goodwill, Intangible Assets and Impairments

We operate as a single reporting unit. Changes in the carrying value of our goodwill for the six months ended June 30, 2016 were as follows (in thousands):

	Goodwill	Accumulated Impairment Losses	Net Carrying Value
Balance at December 31, 2015	$396,354	$(387,943)	$8,411
2016 Activity	709	—	709
Balance at June 30, 2016	$397,063	$(387,943)	$9,120

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

Risk of Future Goodwill and Long-Lived Assets Impairment

At June 30, 2016 and December 31, 2015, based on our discounted cash flow (DCF) model that uses our internal forecast, we determined the fair value of the Company was only slightly in excess of its carrying value. In preparing our model, we made assumptions about future revenues and expenses for several periods to determine the cash flows that would result.

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

6.  Share-based Compensation

All share-based compensation expense relates to awards issued from Sizmek’s Amended and Restated 2014 Incentive Award Plan.

	Six Months Ended June 30,
Description	2016	2015
Sizmek share-based compensation	$2,148	$1,903

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

In the second quarter of 2016, Sizmek’s Compensation Committee granted 660,995 time-based RSUs to certain of our employees.  The RSUs are expected to vest were valued at $1.5 million.  The awards vest over a period of two years, and are subject to the employees’ continued employment with us.

Generally, the awards granted in 2016 vest on an accelerated basis upon the occurrence of the holder’s (a) death, (b) termination by reason of disability, (c) termination without Cause (as defined) following a Change of Control (as defined) or (d) resignation for Good Reason (as defined) following a Change in Control.  Unrecognized compensation costs related to unvested RSUs and stock options were $5.9 million at June 30, 2016.

7.  Income Taxes

For the six months ended June 30, 2016, our effective tax rate was (14.1)% compared to (3.9)%  for the six months ended June 30, 2015.  The effective tax rates for each period differ from the expected federal statutory rate of 35.0% as a result of state and foreign income taxes; certain non-deductible expenses; and changes in our valuation allowances in Israel, the U.S. and state jurisdictions within the U.S. As a result, we do not recognize a tax benefit in Israel, the U.S. or state jurisdictions within the U.S. when we incur taxable losses as realization of those tax benefits is not more-likely-than-not.  Conversely, in certain foreign jurisdictions we report earnings and recognize a tax expense or benefit on that income in accordance with the tax statutes of those jurisdictions.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  During the six months ended June 30, 2016, we recognized one additional uncertain tax position related to a state and local income tax matter.  The position was effectively settled later in the same period.  Approximately $0.4 million of the increase relates to a position we acquired from Point Roll, for which we have an offsetting indemnification asset from the seller. Interest and penalties related to uncertain tax positions are recognized in income tax expense.  For each of the six month periods ended June 30, 2016 and 2015, we recognized less than $0.1 million of interest and penalties related to uncertain tax positions in our financial statements. The changes in uncertain tax positions for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of year	$2,677	$1,507
Additions for tax positions related to prior years	—	39
Balance at end of period	$2,677	$1,546

If we reduced our reserve for uncertain tax positions, it would result in our recognition of a tax benefit.

As of June 30, 2016, we provided a valuation allowance against substantially all of our (i) U.S. federal and state NOL carryforwards and (ii) NOL carryforwards in Israel, as ultimate realization of these NOLs was determined to be not more-likely-than not.  Accordingly, we have NOL carryforwards available to us (should we have sufficient future taxable income to utilize them) that are not reflected in our consolidated balance sheets at June 30, 2016 and December 31, 2015.

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

The following table presents our loss per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,041)	$(7,897)	$(7,993)	$(15,842)

Weighted average common shares outstanding — basic	29,128	29,549	29,081	29,666
Dilutive securities	—	—	—	—
Weighted average common shares outstanding - diluted	29,128	29,549	29,081	29,666

Basic and diluted loss per common share	$(0.04)	$(0.27)	$(0.27)	$(0.53)

Antidilutive securities not included:
Stock options and RSUs	1,295	1,268	1,141	1,266

9.  Geographical Information and Product Categories

We have one operating segment. Our chief operating decision maker is considered to be our Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table summarizes our revenues by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$28,446	$20,975	$51,447	$40,575
Europe, Middle East and Africa	12,271	11,821	22,736	21,171
Asia Pacific	5,550	5,177	10,848	11,071
Latin America	1,689	1,398	2,783	2,749
North America (excluding U.S.)	944	845	1,611	1,409
Total	$48,900	$40,216	$89,425	$76,975

For the three and six months ended June 30, 2016, about 42% of our revenues, for both of the periods,were attributable to foreign jurisdictions. However, no one country other than the United States represented more than 10% of our consolidated revenues in either period.

The following table summarizes our revenues by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Platform solutions	$38,007	$35,645	$72,438	$68,537
Programmatic solutions	10,893	4,571	16,987	8,438
Total	$48,900	$40,216	$89,425	$76,975

The following table summarizes our property and equipment, net by geographic area (in thousands):

	June 30, 2016	December 31, 2015
Property and equipment, net:
Israel	$27,584	$21,387
United States	6,116	6,441
Other countries	1,624	1,582
Total	$35,324	$29,410

10.  Subsequent Events

Merger Agreement

On August 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solomon Holding, LLC, a Delaware limited liability company (“Parent”), and Solomon Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”). Parent and Merger Subsidiary are affiliates of Vector Capital, a technology-focused private equity firm. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Merger Subsidiary will commence a tender offer (the “Offer”) to purchase any and all of the outstanding shares (the “Shares”) of our common stock, par value $0.001 per share at a price of $3.90 per Share (the “Offer Price”), payable net to the sellers thereof in cash, without interest, in accordance with the terms of the Merger Agreement, subject to any deduction or withholding of taxes required by applicable laws.

Upon the terms and subject to the conditions of the Merger Agreement, Merger Subsidiary will commence the Offer no earlier than August 24, 2016 and no later than September 1, 2016. Subject to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary shall, promptly after the expiration of the Offer, accept for payment all Shares validly tendered and not withdrawn pursuant to the Offer (the time at which Shares are first accepted for payment under the Offer, the “Acceptance Time”). Promptly after the Acceptance Time, Merger Subsidiary shall pay the Offer Price for such Shares.

Merger Subsidiary’s obligation to accept for payment and pay for all Shares validly tendered and not withdrawn pursuant to the Offer is subject to certain conditions including:  (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then owned by Parent, and/or Merger Subsidiary and any other Subsidiaries of Parent, collectively represents at least a majority of the Shares outstanding on a fully diluted basis, (ii) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) or under laws analogous to the HSR Act existing in foreign jurisdictions in which the Company has annual revenues or assets in excess of $10,000,000, (iii) the absence of any law, judgment, injunction, order or decree by any governmental authority that would make illegal or otherwise prohibit the Offer or the Merger or restrains or prohibits Parent or Merger Subsidiary from exercising full rights of ownership in the Shares purchased pursuant to the Offer, (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) that a Material Adverse Effect (as defined in the Merger Agreement) shall not have occurred, (vii) that less than 10% of the outstanding Shares (other than the Shares beneficially owned by Meruelo Investment Partners LLC and certain of its affiliates) have perfected and not withdrawn a demand for appraisal rights, (viii) the Company having the minimum Cash on Hand (as defined in the Merger Agreement), and (ix) other customary conditions. Neither the consummation of the Offer nor the Merger is subject to a financing condition.

Pursuant to the Merger Agreement, following the consummation of the Offer, and subject to the conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), whereupon the separate existence of Merger Subsidiary shall cease, and the Company shall be the surviving corporation and a wholly owned subsidiary of Parent. The Merger shall be governed by and effected under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the stockholders of the Company, and subject to the terms and conditions contained in the Merger Agreement, the parties agree to take all necessary and appropriate action to cause the Merger to become effective as soon as practicable following the consummation of the Offer. At the effective time of the Merger (the “Effective Time”), all remaining outstanding Shares not tendered in the Offer (other than Shares held by Parent or any of its Subsidiaries, including Merger Subsidiary, or in the treasury of the Company, or Shares held by stockholders who are entitled to exercise, and properly exercise, appraisal rights with respect to such Shares pursuant to, and who comply in all respects with, the provisions of Section 262 of the DGCL) will be cancelled and converted into the right to receive an amount in cash equal to the Offer Price, without interest (the “Merger Consideration”), subject to any deduction or withholding of taxes required by applicable laws.

The Merger Agreement contains representations, warranties and covenants of the parties as customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business in the ordinary course consistent with past practices through the Effective Time. The Merger Agreement contains a “go-shop” provision pursuant to which the Company retains the right to solicit, receive, evaluate, encourage and engage in discussions and negotiations with respect to alternative acquisition proposals from third parties through the 30th calendar day after the date of the Merger Agreement. The Merger Agreement also contains customary termination provisions for the Company and Parent and provides that, in connection with the termination of the Merger Agreement in connection with a competing acquisition proposal and in other certain specified circumstances, the Company may be required to pay Parent a termination fee of 3.50% of our equity value based on the Offer Price.

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

On August 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solomon Holding, LLC, a Delaware limited liability company (“Parent”), and Solomon Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”). Parent and Merger Subsidiary are affiliates of Vector Capital, a technology-focused private equity firm. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Merger Subsidiary will commence a tender offer to purchase any and all of the outstanding shares of our common stock, par value $0.001 per share at a price of $3.90 per share, payable net to the sellers thereof in cash, without interest, in accordance with the terms of the Merger Agreement, subject to any deduction or withholding of taxes required by applicable laws. For more information, see Note 10 to our unaudited consolidated financial statements in this report.

Our Business Strategy

Our goal is to operate the leading independent ad management platform worldwide, and become the platform of choice among advertisers, agencies and publishers. We are in the process of completing the development of a single, end-to-end, integrated ad management platform across all channels and formats. In order to achieve our objective, we need to:

(i)	continue to expand the products available on our platform;

(ii)	expand our partnership program by inviting developers with the latest technology and features to partner with us and implement their technology onto our platform: and

(iii)	control our costs.

In 2016, our key strategic initiatives include:

•	driving new mobile, video, programmatic and data business with a particular emphasis on omni-channel delivery and measurement, and dynamic creative;

•	positioning Sizmek as the most credible, reliable provider of omni-channel solutions;

•	working to complete the development of the Sizmek MDX-NXT platform;

•	enhancing our mobile DSP platform to accommodate self-serve advertisers and integrate the platform with Sizmek MDX-NXT; and

•	completing the integration of our Point Roll business.

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

Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Three Months Ended		2016	Three Months Ended
	June 30,		vs.	June 30,
	2016	2015	2015	2016	2015
Revenues:
Platform solutions	$38,007	$35,645	6.6%	77.7%	88.6%
Programmatic solutions	10,893	4,571	138.3	22.3	11.4
Total	48,900	40,216	21.6	100.0	100.0
Costs and expenses:
Cost of revenues (a) :
Platform solutions	13,398	11,175	19.9	27.4	27.8
Programmatic solutions	7,914	3,317	138.6	16.2	8.2
Total	21,312	14,492	47.1	43.6	36.0
Selling and marketing	14,877	15,433	(3.6)	30.4	38.5
Research and development	3,103	3,674	(15.5)	6.3	9.1
General and administrative	5,368	4,739	13.3	11.0	11.8
Merger, integration and other	2,436	1,170	108.2	5.0	2.9
Depreciation and amortization	3,309	7,771	(57.4)	6.8	19.3
Total costs and expenses	50,405	47,279	6.6	103.1	117.6

Loss from operations	(1,505)	(7,063)	(78.7)	(3.1)	(17.6)

Other (income) expense, net	(977)	366	(366.9)	(2.0)	0.9

Loss before income taxes	(528)	(7,429)	(92.9)	(1.1)	(18.5)
Provision for income taxes	513	468	9.6	1.0	1.2
Net loss	(1,041)	(7,897)	(86.8)	(2.1)	(19.7)

(a) Excluding depreciation and amortization.

Revenues – Platform solutions.    For the three months ended June 30, 2016, Platform revenues increased by $2.4 million, or 6.6%, as compared to the same period in the prior year.  Our November 2015 acquisition of Point Roll contributed approximately $4.8 million of Platform revenues to the second quarter 2016.  Our Platform products (excluding flash-based rich media) increased $9.1 million or 32.6% while our flash-based rich media revenues continued to decline falling $6.8 million, or 89.5%. Our flash-based rich media revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue (representing all Platform products except flash-based rich media) increased primarily due to greater usage of our (i) mobile services (ii) smart versioning optimization product, (iii) in-stream product and (iv) our viewability and verification products.  Our November 2015 acquisition of Point Roll contributed approximately $4.3 million of core products revenues to the second quarter 2016.

Revenues – Programmatic solutions.    For the three months ended June 30, 2016, Programmatic revenues increased by $6.3 million, or 138.3%, as compared the same period in the prior year. Revenues increased due to (i) our May 2015 acquisition of StrikeAd, and (ii) growth in our trading revenues.

Revenues – Foreign Currency Impact.  For the three months ended June 30, 2016, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the three months ended June 30, 2015.  This resulted in us reporting revenues $0.5 million lower than if the exchange rates were held constant with those in effect in the first three months of 2015.

Cost of Revenues – Platform solutions.    For the three months ended June 30, 2016, Platform cost of revenues increased by $2.2 million, or 19.9%, as compared to the same period in the prior year. As a percentage of total revenues, Platform cost of revenues decreased to 27.4% in 2016, as compared to 27.8% in 2015.  Platform cost of revenues increased primarily due to (i) increased salary and salary related expenses mainly due to our November 2015 acquisition of Point Roll ($1.6 million), and (ii) delivery costs increased $1.6 million due to a 2015 decision to lease computing power in the cloud rather than own file servers.  The decision to lease cloud computing power gives us greater flexibility and more reliability but increases costs.  In addition, the entire leasing cost is charged to the area using the server.  When the file server was owned only the maintenance cost was charged to the area using the server and the cost of the equipment was recognized over a period of time as depreciation expense.

Cost of Revenues – Programmatic solutions.   For the three months ended June 30, 2016, Programmatic cost of revenues increased by $4.6 million, or 138.6%, as compared to the same period in the prior year.  Our programmatic gross profit percentage is 27.3% in 2016, as compared to 27.4% in 2015.  The increase was largely due to (i) our May 2015 acquisition of StrikeAd, and (ii) growth in our trading revenue of 138.3% with a similar increase in our expenses of 138.6%.

Selling and Marketing.    For the three months ended June 30, 2016, selling and marketing expense decreased $0.6 million, or 3.6%, as compared to the same period in the prior year. This decrease is mainly due to decreases in (i) salary expenses ($0.3 million),  and (ii) travels expenses ($0.2 million). As a percentage of revenues, selling and marketing expense decreased to 30.4% in the second quarter 2016 as compared to 38.5% in the second quarter of 2015.

Research and Development.    For the three months ended June 30, 2016, research and development expense decreased $0.6 million, or 15.5%, as compared to the same period in the prior year. This decrease is mainly due to decreased salary expenses ($0.4 million) due to reductions in headcount.

General and Administrative.    For the three months ended June 30, 2016, general and administrative expense increased by $0.6 million, or 13.3%, as compared to the same period in the prior year. The increase is mainly due to salary and compensation expenses ($0.5 million).  As a percentage of revenues, general and administrative expense decreased slightly to 11.0% in 2016, as compared to 11.8% in 2015.

Merger, Integration and Other.    For the three months ended June 30, 2016, merger, integration and other costs increased by $1.3 million, or 108.2%, as compared to the same period in the prior year. The increase largely related to our 2015 acquisitions of StrikeAd and Point Roll.

Depreciation and Amortization.    For the three months ended June 30, 2016, depreciation and amortization decreased by $4.5 million, or 57.4%, as compared to the same period in the prior year. The decrease is entirely the result of a long-lived asset impairment charge recorded at the end of 2015 which wrote off a large portion of our fixed assets and intangible assets and therefore reduced depreciation and amortization expenses in the second quarter of 2016 and will continue to reduce depreciation and amortization expenses in future periods.

Other (income) expense, net.    For the three months ended June 30, 2016, other income, net was $1.0 million as compared to a net expense of $0.4 million for the same period in 2015.  In 2016 we recorded a gain from selling marketable securities while in 2015 we had expense primarily related to foreign exchange losses.

Provision for Income Taxes.    For the three months ended June 30, 2016, our effective tax rate was (97.2)% compared to (6.3)% for the same period in 2015. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations both in the U.S. and Israel are in a net operating loss position and we have not recognized a tax benefit for those losses as ultimate realization of the tax benefit is not more likely than not.

Effect of Foreign Currency Exchange Rates.   For the three months ended June 30, 2016, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2015.  As a result, we reported lower revenues ($0.5 million), and lower operating expenses ($0.3 million).  The net impact increased our loss from operations by $0.2 million compared to if the exchange rates were held constant during both periods.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

The following table sets forth certain historical financial data (dollars in thousands):

			% Change	As a % of Revenue
	Six Months Ended		2016	Six Months Ended
	June 30,		vs.	June 30,
	2016	2015	2015	2016	2015
Revenues:
Platform solutions	$72,438	$68,537	5.7%	81.0%	89.0%
Programmatic solutions	16,987	8,438	101.3	19.0	11.0
Total	89,425	76,975	16.2	100.0	100.0
Costs and expenses:
Cost of revenues (a) :
Platform solutions	27,063	22,010	23.0	30.3	28.6
Programmatic solutions	12,500	6,142	103.5	14.0	8.0
Total	39,563	28,152	40.5	44.2	36.6
Selling and marketing	29,698	29,636	0.2	33.2	38.5
Research and development	6,313	6,577	(4.0)	7.1	8.5
General and administrative	10,923	9,293	17.5	12.2	12.1
Merger, integration and other	5,203	2,004	159.6	5.8	2.6
Depreciation and amortization	6,232	15,210	(59.0)	7.0	19.8
Total costs and expenses	97,932	90,872	7.8	109.5	118.1

Loss from operations	(8,507)	(13,897)	(38.8)	(9.5)	(18.1)

Other (income) expense, net	(1,502)	1,345	(211.7)	(1.7)	1.7

Loss before income taxes	(7,005)	(15,242)	(54.0)	(7.8)	(19.8)
Provision for income taxes	988	600	64.7	1.1	0.8
Net loss	(7,993)	(15,842)	(49.5)	(8.9)	(20.6)

(a) Excluding depreciation and amortization.

NMNot meaningful.

Revenues – Platform solutions.    For the six months ended June 30, 2016, Platform revenues increased $3.9 million, or 5.7%, as compared to the same period in the prior year.  Our November 2015 acquisition of Point Roll contributed approximately $10.3  million of Platform revenues to the first half of 2016.  Our Platform products (excluding flash-based rich media) increased $16.3 million or 30.5% while our flash-based rich media revenues continued to decline falling $12.4 million, or 82.1%. Our flash-based rich media revenue declined due to a continuing reduction in the number of impressions served and the average selling price per impression served.  Our core products revenue grew primarily due to greater usage of our (i) mobile services (ii) smart versioning optimization product, (iii) in-stream product and (iv) our viewability and verification products.  Our November 2015 acquisition of Point Roll contributed approximately $8.2 million of core products revenues to the first half of 2016.

Revenues – Programmatic solutions.    For the six months ended June 30, 2016, Programmatic solutions revenues increased $8.5 million, or 101.3%, as compared to the same period in the prior year.  Revenues increased due to (i) our May 2015 acquisition of StrikeAd, and (ii) growth in our trading revenues.

Revenues – Foreign Currency Impact.  For the six months ended June 30, 2016, foreign currency exchange rates compared to the U.S. Dollar were generally weaker than they were during the six months ended June 30, 2015.  This resulted in us reporting revenues $1.1 million lower than if the exchange rates were held constant with those in effect in the first six months of 2015.

Cost of Revenues – Platform solutions.    For the six months ended June 30, 2016, Platform cost of revenues increased $5.0 million, or 23.0%, as compared to the same period in the prior year. As a percentage of total revenues, Platform cost of revenues increased to 30.3% in the first half of 2016, as compared to 28.6% in the same period in 2015.  Platform cost of revenues increased primarily due to (i) increased salary and salary related expenses mainly due to our November 2015 acquisition of Point Roll ($2.5 million), and (ii) delivery costs increased $2.7 million due to a 2015 decision to lease computing power in the cloud rather than own file servers.  The decision to lease cloud computing power gives us greater flexibility and more reliability but increases costs.

Cost of Revenues – Programmatic solutions.    For the six months ended June 30, 2016, Programmatic cost of revenues increased $6.4 million, or 103.5%, as compared to the same period in the prior year The increase was largely due to (i) our May 2015 acquisition of StrikeAd and (ii) growth in our trading revenue of 101.3% with a similar increase in our expenses of 103.5%.

Selling and Marketing.    For the six months ended June 30, 2016, selling and marketing expense remain with no change to the same period in the prior year. As a percentage of revenues, selling and marketing expense decreased to 33.2% in the six months ended June 30, 2016 as compared to 38.5% in the same 2015 period.

Research and Development.    For the six months ended June 30, 2016, research and development expense decreased $0.3 million, or 4%, as compared to the same period in the prior year.  This decrease is mainly due to a decrease in salary expenses ($0.3 million) due to reductions in headcount.

General and Administrative.    For the six months ended June 30, 2016, general and administrative expense increased $1.6 million, or 17.5%, as compared to the same period in the prior year.The increase is mainly due to (i) an increase in our provision for doubtful accounts ($0.5 million) and (ii) an increase in salary and compensation expenses ($0.9 million). As a percentage of revenues, general and administrative expense increased slightly to 12.2% in 2016, as compared to 12.1% in 2015.

Merger, Integration and Other.    For the six months ended June 30, 2016, merger, integration and other costs increased $3.2 million, or 159.6%, as compared to the same period in the prior year. The increase largely related to our 2015 acquisitions of StrikeAd and Point Roll.

Depreciation and Amortization.    For the six months ended June 30, 2016, depreciation and amortization decreased $9.0 million, or 59%, as compared to the same period in the prior year. The decrease is entirely the result of a long-lived asset impairment charge recorded at the end of 2015 which wrote off a large portion of our fixed assets and intangible assets and therefore reduced depreciation and amortization expenses in the six months ended June 30,  2016 and will continue to reduce depreciation and amortization expenses in future periods.

Other expense, net.    For the six months ended June 30, 2016, other income, net was $1.5 million as compared to a net expense of $1.3 million for the same period in 2015.  In 2016 we recorded  (i) a gain on the sale of marketable securities ($1.0 million), (ii) loss on sale of property and equipment ($0.1 million),  and (iii)  foreign currency exchange gains ($0.6 million), compared to foreign currency exchange losses ($1.3 million) in 2015.

Provision (Benefit) for Income Taxes.    For the six months ended June 30, 2016, our effective tax rate was (14.1)% compared to 3.9% for the same period in 2015. The effective tax rate for each period differs from the expected federal statutory rate of 35% as a result of non-deductible expenses, a change in our valuation allowance and state and foreign income taxes. Presently, our operations in the U.S. are in a net operating loss position and we have not recognized a tax benefit for those losses as realization of the tax benefit has not been determined to be likely.

Effect of Foreign Currency Exchange Rates.   For the six months ended June 30, 2016, foreign currency exchange rates had weakened against the U.S. Dollar when compared to the same period in 2015.  As a result, we reported lower revenues ($1.1 million), and lower operating expenses ($1.0 million).  The net impact increased our loss from operations by $0.1 million compared to if the exchange rates were held constant during both periods.

Financial Condition

The following table sets forth certain major balance sheet accounts as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$36,800	$42,046
Accounts receivable, net	54,668	64,595
Property and equipment, net	35,324	29,410
Goodwill	9,120	8,411
Intangible assets, net	14,716	16,931

Liabilities:
Accounts payable and accrued liabilities	39,263	42,720
Deferred income taxes	782	919

Stockholders’ equity	116,454	125,530

Cash and cash equivalents fluctuate with changes in operating, investing and financing activities. In particular, cash and cash equivalents fluctuate with (i) operating results, (ii) the timing of payments, (iii) capital expenditures, (iv) acquisition and investment activity, and (v) capital activity. The decrease in cash and cash equivalents during the six month ended June 30, 2016 primarily relates to (i) our net loss ($8.0 million), (ii) our investment in capital assets ($9.0 million), (iii) our purchases of treasury stock ($1.3 million) and (iv) additional financing activity ($2.3 million),  partially offset by (i) proceeds from sale of available for sale securities ($1.3 million) and (ii) changes in operating assets and liabilities ($14.4 million).

Accounts receivable generally fluctuate with revenues. As revenues increase or decrease, accounts receivable tend to increase or decrease, correspondingly. The decrease in accounts receivable since December 31, 2015 is attributable to a decline in revenue for the second quarter 2016 vs. the fourth quarter 2015 in addition to a decline in the number of days of revenue included in accounts receivable which was 102 days and 107 days at June 30, 2016 and December 31, 2015, respectively.

Property and equipment tends to increase when we make significant improvements to our equipment or properties, expand our platform or capitalize software development initiatives. It also can increase as a result of acquisition activity. Further, the balance of property and equipment is decreased by recording depreciation expense. For the six months ended June 30, 2016 and 2015, purchases of property and equipment used to support our ad serving platform were $2.0 million and $3.1 million, respectively.  For the six months ended June 30, 2016 and2015, capitalized costs of developing software were $7.0 million and $8.4 million, respectively.

Intangible assets decreased during the six months ended June 30, 2016 as a result of amortization.

Accounts payable and accrued liabilities decreased $3.5 million to $39.3 million at June 30, 2016 as compared to $42.7 million at December 31, 2015.  The decrease relates to (i) a decrease in employees and payroll accrued ($5.7 million) offset with (ii) an increase in account payables ($2.7 million).

Stockholders' equity decreased by $9.1 million to $116.4million at June 30, 2016 compared to $125.5 million at December 31, 2015, principally as a result of reporting an $8.0 million net loss.

Liquidity and Capital Resources

The following table sets forth a summary of our statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(7,993)	$(15,842)
Depreciation and amortization	6,232	15,210
Share-based compensation and other	2,148	1,221
Changes in operating assets and liabilities, net	6,065	(920)
Total	6,452	(331)

Investing activities:
Purchases of property and equipment	(1,962)	(3,131)
Capitalized costs of developing software	(7,089)	(8,370)
Proceeds from sale of available for sales securities	1,247	—
Acquisition, net of cash acquired	—	(7,541)
Other	24	(433)
Total	(7,780)	(19,475)

Financing activities:
Purchases of treasury stock	(1,277)	(4,500)
Payments of TV business liabilities	(1,428)	(126)
Proceeds from TV business assets	376	1,200
Payment of deferred financing obligation	(500)	—
Payment of extended payment obligation incurred to purchase software	(579)	—
Other	(188)	(169)
Total	(3,596)	(3,595)

Effect of exchange rate changes on cash and cash equivalents	(322)	(339)

Net (decrease) increase in cash and cash equivalents	$(5,246)	$(23,740)

We generate cash from operating activities principally from net loss adjusted for certain non-cash expenses such as (i) depreciation and amortization and (ii) share-based compensation. .In the first six months of 2016, we generated $6.5 million of cash from operating activities, as compared to using $0.3 million in cash from operating activities in the first six months of 2015. The increase in cash generated from operating activities ($6.8 million) was primarily due to decrease in our net loss.

We have invested our cash in (i) property and equipment, and (ii) the development of software.

In 2016, our cash used in financing activities includes payment of an outstanding obligation related to the former TV business.  In 2016 and 2015, we used cash in financing activities to purchase our common stock.

Sources of Liquidity

Our sources of liquidity include:

•
cash and cash equivalents on hand (including $8.7 million held outside the United States at June 30, 2016, all of which can be repatriated into the United States with little or no adverse tax consequences);

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

In August 2014, our Board of Directors approved a $15 million share repurchase program. In March 2015, our Board of Directors increased the share repurchase program to $30 million. The program allows us to repurchase shares of our common stock through open market purchases, privately negotiated transactions or otherwise, subject to certain conditions. The share repurchase program does not have an expiration date. Since implementation of our share repurchase program through June 30, 2016, we made share repurchases totaling $9.3 million. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without notice. We have no obligation to repurchase shares under the share repurchase program.

During 2016, we expect we will purchase property and equipment and incur capitalized software development costs of approximately $17 million to $19 million, a portion of which will be used toward completion of our Sizmek MDX-NXT ad serving platform.  We expect to use cash to further expand and develop our business as we expect substantially all features and functionalities to be operational during 2016.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

Item 1A.    RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 should be considered while evaluating the Company and our business. In addition to those factors and other information in this Quarterly Report on Form 10-Q, the following updates to the risk factors should be considered carefully while evaluating the Company and our business.

Risks Related to our Pending Acquisition by Vector Capital

The conditions under the Merger Agreement to Vector Capital’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.

On August 3, 2016, we entered into the Merger Agreement. The obligation of Vector Capital, Parent and Merger Subsidiary to complete the Offer and consummate the Merger is subject to certain conditions, including (i) that the number of Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Shares then owned by Parent, and/or Merger Subsidiary and any other Subsidiaries of Parent, collectively represents at least a majority of the Shares outstanding on a fully diluted basis, (ii) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the “HSR Act”) or under laws analogous to the HSR Act existing in foreign jurisdictions in which the Company has annual revenues or assets in excess of $10,000,000, (iii) the absence of any law, judgment, injunction, order or decree by any governmental authority that would make illegal or otherwise prohibit the Offer or the Merger or restrains or prohibits Parent or Merger Subsidiary from exercising full rights of ownership in the Shares purchased pursuant to the Offer, (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) that a Material Adverse Effect (as defined in the Merger Agreement) shall not have occurred, (vii) that less than 10% of the outstanding Shares (other than the Shares beneficially owned by Meruelo Investment Partners LLC and certain of its affiliates) have perfected and not withdrawn a demand for appraisal rights, (viii) the Company having the minimum Cash on Hand (as defined in the Merger Agreement), and (ix) other customary conditions. These conditions are described in more detail in the Merger Agreement, which we filed as an exhibit to our Current Report on Form 8-K with the SEC on August 3, 2016.

No assurance can be given that such conditions will be satisfied at all or in the anticipated timeframe. If the Offer and Merger are not completed, or are not completed in a timely manner, our business, financial condition, results of operations and cash flows may be adversely affected.

The announcement of, or a failure to complete, the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement in connection with a competing acquisition proposal the Company may be required to pay Parent a termination fee of 3.50% of our equity value based on the Offer Price. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•
if the Offer and the Merger are not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the Offer and the Merger will be completed;

•	certain costs related to the Offer and the Merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the Merger is not completed;

•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•	the inability to retain certain key employees who may have sought and obtained different employment in anticipation of the completion of the Offer and the Merger;

•	sales of our products may be negatively impacted if we experience sales force turnover as a result of the announcement of the Offer and the Merger;

•	the announcement and pendency of the Offer and Merger may make it more difficult to establish or maintain relationships with employees, customers, vendors and other business partners;

•
the attention of our management may be directed toward the completion of the Offer and the Merger and related matters and may be diverted from day-to-day business operations, including from other opportunities that might otherwise be beneficial to us;

•	stockholder litigation in connection with the Offer or the Merger may result in significant costs of defense, indemnification and liability; and

•	a failure of the Offer and the Merger may result in negative publicity or a negative impression of us in the investment community or business community generally.

Should they occur, any of these matters could adversely affect our business, financial condition, results of operations or our stock price.

Some of our directors and executive officers have interests in the Offer and the Merger that are different from, or in addition to, those of our other stockholders.

Our stockholders should be aware that certain of our directors and executive officers have arrangements that provide them with interests in the Offer and the Merger that may be different from, or in addition to, those of our stockholders. Our executive officers are party to existing employment agreements that provide for certain severance payments in the event of their qualifying termination in connection with the proposed Merger. In addition, our directors and executive officers hold stock options and restricted stock units that will vest immediately prior to the effective time of the Merger. Our directors and executive officers also have certain rights to indemnification and directors’ and officers’ liability insurance that will remain following the completion of the proposed Merger.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See a description of our share repurchase program in Part I, Item 2 of this Report under the heading “Liquidity and Capital Resources” and sub heading “Cash Requirements.”  We did not repurchase any shares of our common stock during the three months ended June 30, 2016.

Item 6.   EXHIBITS

Exhibits
3.1(a) 3.2(b) 31.1 *	Amended and Restated Certificate of Incorporation of Registrant. Second Amended and Restated Bylaws of Registrant. Rule 13a-14(a)/15d-14(a) Certification.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification.
32.1 **	Section 1350 Certifications.
101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Loss, (iv) Unaudited Consolidated Statement of Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

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

SIZMEK INC.

Date: August 9, 2016	By:	/s/ NEIL H. NGUYEN
	Name:	Neil H. Nguyen
	Title:	Chief Executive Officer and President

Date: August 9, 2016	By:	/s/ KENNETH SAUNDERS
	Name:	Kenneth Saunders
	Title:	Chief Financial Officer